Form 10-Q
period 2025-06-30
WhiteFiber, Inc.
filed 2025-09-17
CIK 2042022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42780

WHITEFIBER, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	61-2222606
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, Suite 30, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 801-0779

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, par value $0.01 per share	WYFI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒ The registrant became a reporting Company on August 6, 2025.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of September 8, 2025, the registrant had outstanding 37,825,000 Ordinary Shares, $0.01 par value per share.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding us and our business strategies, market potential, future financial performance and other matters that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future financial condition, future operations, plans, objectives of management, and expected market growth, are forward-looking statements. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “might,” “will,” “target,” “potential,” “goal,” “objective,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. In particular, information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this report contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of WhiteFiber’s (as defined below) management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond WhiteFiber’s control.

You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include, but are not limited to: our ability to integrate the operations of Enovum (as defined below) and any hereafter acquired companies into our HPC Business (as defined below) segment; our ability to purchase GPUs (as defined below) on a timely basis to service our cloud service customers; supply chain disruptions may have a material adverse effect on the Company’s performance; our failure to effectively manage our growth, strategic investments, combination, joint-ventures, acquisitions or alliances, which could disrupt our business; the loss of any member of our executive management team, capital markets and interest rate risks; significant customer concentration; our failure to innovate and provide cloud services to our customers and partners; the demand for data centers substantially decreases; volatility in the supply and price of power in the open markets, WhiteFiber has a limited history of operating as an independent public company; export restitution and tariffs, particularly with Canada concerning our supplies and operations; issues in the development and use of AI (as defined below); regulations that target AI, and governmental regulations and other legal obligations related to data privacy, data protection and information security.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report as well as other factors which may be identified from time to time in our other filings with the U.S. Securities and Exchange Commission, or in the documents where such forward-looking statements appear, include factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and WhiteFiber does not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ii

Item 1. Financial Statements and Supplementary Data

THE WHITEFIBER BUSINESS OF BIT DIGITAL, INC.

COMBINED BALANCE SHEETS

(Unaudited; Expressed in US dollars, except for the number of shares)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$16,397,894	$11,671,984
Restricted cash	3,732,792	3,732,792
Accounts receivable	6,491,562	5,267,863
Net investment in lease - current	3,517,921	2,546,519
Other current assets	20,151,049	23,285,682
Total current assets	50,291,218	46,504,840

Non-current assets
Deposits for property, plant, and equipment	14,364,613	35,743,011
Property, plant, and equipment, net	229,956,425	89,203,483
Operating lease right-of-use assets	44,160,980	14,544,118
Net investment in lease - non-current	9,367,633	6,782,479
Investment securities	1,000,000	1,000,000
Deferred tax asset	108,358	104,642
Intangible assets	13,210,056	13,028,730
Goodwill	20,190,268	19,383,291
Other non-current assets	3,665,765	2,838,269
Total non-current assets	336,024,098	182,628,023

Total assets	$386,315,316	$229,132,863

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,258,988	$2,346,510
Current portion of deferred revenue	11,640,667	30,698,458
Current portion of operating lease liabilities	5,160,985	4,372,544
Income tax payable	759,481	985,191
Other payables and accrued liabilities	16,177,823	7,357,839
Total current liabilities	34,997,944	45,760,542

Non-current liabilities
Non-current portion of operating lease liabilities	37,946,832	9,010,577
Non-current portion of deferred revenue	28,046	73,494
Deferred tax liabilities	4,981,833	3,776,124
Other long-term liabilities	392,686	785,371
Total non-current liabilities	43,349,397	13,645,566

Total liabilities	78,347,341	59,406,108

Equity
Parent company net investment	313,871,593	171,148,420
(Accumulated deficit) retained earnings	(7,261,663)	143,893
Accumulated other comprehensive income (loss)	1,358,045	(1,565,558)
Total equity	307,967,975	169,726,755
Total liabilities and equity	$386,315,316	$229,132,863

The accompanying notes are an integral part of these combined financial statements.

THE WHITEFIBER BUSINESS OF BIT DIGITAL, INC.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited; Expressed in US dollars, except for the number of shares)

	For the three months ended June 30		For the six months ended June 30,
	2025	2024	2025	2024
Revenue	$18,662,249	$12,589,701	$35,423,511	$20,759,033
Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(7,201,168)	(4,595,301)	(13,818,011)	(7,752,628)
Depreciation and amortization expenses	(5,140,713)	(4,322,291)	(8,970,357)	(7,203,818)
General and administrative expenses	(15,476,832)	(1,261,489)	(19,754,485)	(2,458,408)
Total operating expenses	(27,818,713)	(10,179,081)	(42,542,853)	(17,414,854)
(Loss) income from operations	(9,156,464)	2,410,620	(7,119,342)	3,344,179
Total other income, net	769,003	86,679	754,320	169,971
(Loss) Income before provision for income taxes	(8,387,461)	2,497,299	(6,365,022)	3,514,150
Income tax expenses	(445,931)	(552,234)	(1,040,534)	(742,575)
Net (loss) income	$(8,833,392)	$1,945,065	$(7,405,556)	$2,771,575
Other comprehensive income
Foreign currency translation adjustment	3,428,209	-	2,923,603	-
Total comprehensive (loss) income	(5,405,183)	1,945,065	(4,481,953)	2,771,575

The accompanying notes are an integral part of these combined financial statements.

THE WHITEFIBER BUSINESS OF BIT DIGITAL, INC.

COMBINED STATEMENTS OF CHANGES IN PARENT COMPANY NET INVESTMENT

(Unaudited; Expressed in US dollars, except for the number of shares)

	Parent Company Net Investment	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances as of December 31, 2023	$50,876,188	$(1,225,949)	$-	$49,650,239
Net income	-	826,510	-	826,510
Parent contribution	9,289,559	-	-	9,289,559
Balances as of March 31, 2024	$60,165,747	$(399,439)	$-	$59,766,308
Net income	-	1,945,065	-	1,945,065
Parent contribution	1,895,805	-	-	1,895,805
Balances as of June 30, 2024	$62,061,552	$1,545,626	$-	$63,607,178

Balances as of December 31, 2024	$171,148,420	$143,893	$(1,565,558)	$169,726,755
Net income	-	1,427,836	-	1,427,836
Parent contribution	49,974,548	-	-	49,974,548
Other comprehensive loss	-	-	(504,606)	(504,606)
Balances as of March 31, 2025	$221,122,968	$1,571,729	$(2,070,164)	$220,624,533
Net loss	-	(8,833,392)	-	(8,833,392)
Parent contribution	92,748,625	-	-	92,748,625
Other comprehensive income	-	-	3,428,209	3,428,209
Balances as of June 30, 2025	$313,871,593	$(7,261,663)	$1,358,045	$307,967,975

The accompanying notes are an integral part of these combined financial statements.

THE WHITEFIBER BUSINESS OF BIT DIGITAL, INC.

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited; Expressed in US dollars, except for the number of shares)

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(7,405,556)	$2,771,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	8,970,357	7,203,818
Changes in assets and liabilities:
Operating lease right-of-use assets	2,324,396	932,997
Accounts receivable	(1,186,845)	(4,127,532)
Net investment in lease	1,341,770	478,169
Other current assets	3,274,854	8,905,889
Other non-current assets	(766,249)	195,942
Accounts payable	(1,101,089)	1,656,272
Income tax payable	(225,710)	345,995
Other payables and accrued liabilities	8,503,614	(4,417,465)
Other long-term liabilities	(392,685)	-
Deferred revenue	(19,039,677)	(13,073,449)
Lease liabilities	(2,172,820)	(932,997)
Deferred tax liabilities	1,043,002	396,580
Net Cash (Used in) Provided by Operating Activities	(6,832,638)	335,794

Cash Flows from Investing Activity:
Purchases of and deposits made for property, plant, and equipment	(130,960,748)	(3,395,151)
Investment in SAFE	-	(1,000,000)
Net Cash Used in Investing Activity	(130,960,748)	(4,395,151)

Cash Flows from Financing Activity:
Net transfers from parent	142,723,173	11,185,364
Net Cash Provided by Financing Activity	142,723,173	11,185,364

Net increase in cash, cash equivalents and restricted cash	4,929,787	7,126,007
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203,877)	-
Cash, cash equivalents and restricted cash, beginning of period	15,404,776	652,566
Cash, cash equivalents and restricted cash, end of period	$20,130,686	$7,778,573

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$225,000	$-
Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$30,863,437	$-
Reclassification of deposits to property, plant and equipment	$79,535,429	$5,238,001

Reconciliation of cash, cash equivalents and restricted cash

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$16,397,894	$11,671,984
Restricted cash	3,732,792	3,732,792
Total	$20,130,686	$15,404,776

 The accompanying notes are an integral part of these combined financial statements.

THE WHITEFIBER BUSINESS OF BIT DIGITAL, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying combined financial statements present, on a historical cost basis, the combined assets, liabilities, revenues and expenses of WhiteFiber AI Inc. (f/k/a Bit Digital AI Inc.) (“WhiteFiber AI”) and its subsidiaries and WhiteFiber, Inc. and its subsidiaries (“WhiteFiber” and collectively with WhiteFiber AI the “WhiteFiber Business” or the “Company”). WhiteFiber and WhiteFiber AI were wholly-owned subsidiaries of Bit Digital Inc. (“Bit Digital” or “Parent”) as of June 30, 2025.

In connection with our initial public offering (the “IPO”), Bit Digital, the parent company of WhiteFiber and WhiteFiber AI, entered into a Contribution Agreement to transfer all the capital stock of WhiteFiber AI, and its subsidiaries and their respective assets and liabilities to WhiteFiber (hereinafter the “Reorganization”) prior to the effective date of the IPO. The transaction resulted in two separate, publicly traded companies: Bit Digital, Inc. and WhiteFiber, Inc. On October 11, 2024, WhiteFiber completed the acquisition of Enovum Data Centers Corp (“Enovum”), a Montreal-based owner, operator, and developer of HPC data centers. WhiteFiber had no assets, liabilities, operations, or commitments and contingencies prior to the acquisition.

WhiteFiber was incorporated on August 15, 2024 under the name Celer, Inc. We believe we are a leading provider of high-performance computing (“HPC”) data centers and cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as artificial intelligence (“AI”) applications and machine learning (“ML”) developers. Our HPC Tier-3 data centers provide hosting and colocation services. Our cloud services support-generative AI workstreams, especially training and inference which are provided by our subsidiary, WhiteFiber AI, Inc., incorporated on October 19, 2023, and its subsidiaries. In connection with our IPO, the WhiteFiber Business was being carved out of Bit Digital, Inc. and operates as a separate public company. As of September 17, 2025, Bit Digital owns 71.5% of WhiteFiber and WhiteFiber AI is a wholly-owned subsidiary of WhiteFiber.

For the avoidance of doubt, when using the terms “we,” “us,” or “our” throughout this report, it is in reference to the WhiteFiber Business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

Throughout the periods covered by the combined financial statements, the WhiteFiber Business has historically existed and functioned as part of the consolidated business of Bit Digital. Consequently, stand-alone financial statements have not historically been prepared for the WhiteFiber Business. The accompanying combined financial statements reflect the historical balance sheets, results of operations, cash flows, and changes in net parent investment of the WhiteFiber Business, for the periods presented, prepared on a “carve-out” basis and have been derived from the consolidated financial statements and accounting records of Bit Digital, using the historical results of operations and historical basis of assets and liabilities of the Company. Prior to the formation of WhiteFiber Inc., which was a newly formed subsidiary of Bit Digital, the combined financial statements reflect the result of operations and assets and liabilities of WhiteFiber AI, incorporated on October 19, 2023. The results of Enovum are reflected following its acquisition on October 11, 2024.

The Company’s accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The combined financial statements include the accounts of the Company and its wholly owned subsidiaries. All material transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. Transactions between the Company and Bit Digital are considered to be effectively settled when the transactions are recorded and included as a component of Parent company net investment in the combined balance sheet and non-cash parent contribution in the combined statement of cash flows. Parent company investment represents Bit Digital’s historical investment in the Company, including WhiteFiber and WhiteFiber AI, and the net effect of transactions with Bit Digital.

All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the combined financial statements. The combined financial statements also include expense allocations for certain functions provided by Bit Digital, including, but not limited to, certain general corporate expenses related to finance, tax, investor relations, and marketing. These general corporate expenses are included in the combined statements of operations within general and administrative expenses. The amount allocated was $1.8 million and $0.7 million for the three months ended and $2.7 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. Direct usage has been used to attribute expenses that are specifically identifiable to the Company, where practicable. In certain instances, these expenses have been allocated to the Company primarily based on the percentage of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the period presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party. Refer to Note 14. Related Parties for further information.

The combined financial statements do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the periods presented. Management believes all adjustments necessary for a fair statement of balance sheet, results of operations, and cash flows have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Following the Reorganization and IPO, the Company may perform certain functions using its own resources or purchased services. For an interim period following the Reorganization and IPO, however, some of these functions will continue to be provided by Bit Digital, under the Transition Services Agreement entered into between WhiteFiber and Bit Digital on July 30, 2025 (the “Transition Services Agreement”).

Use of estimates

In preparing the combined financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the combined financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate, related to cloud service equipment included in “Property, plant and equipment, net” as of December 31, 2024, was a reduction in depreciation and amortization expense of $5.0 million and a benefit to net income of $4.0 million for the six months ended June 30, 2025, and was a reduction in depreciation and amortization expense of $2.5 million and a benefit to net income of $2.0 million for the three months ended June 30, 2025.

Fair value of financial instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

●	Level 3 - inputs to the valuation methodology are unobservable.

Fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal.

Accounts Receivable

Accounts receivable consist of amounts due from our customers. Receivables are recorded at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Uncollectible accounts are written off against the allowance when collection does not appear probable.

Due to the short-term nature of the Company’s accounts receivable, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the allowance for credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors, including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns.

As of June 30, 2025, the allowance for credit loss has not been material to the combined financial statements.

Deposits for property, plant, and equipment

The deposits for property, plant and equipment represented advance payments for purchases of high performance computing equipment and other equipment used in our colocation services. The Company initially recognizes deposits for property, plant, and equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for property, plant, and equipment to property, plant, and equipment when control is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for property, plant and equipment for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively.

	June 30, 2025	December 31, 2024
Opening balance	$35,743,011	$4,127,371
Reclassification to property, plant, and equipment	(86,284,660)	(23,225,217)
Addition of deposits for property, plant, and equipment	64,906,262	55,922,142
Adjustment(a)	-	(1,081,285)
Ending balance	$14,364,613	$35,743,011

(a)	The adjustment represents a reimbursement from the customer for equipment purchased under an existing service agreement, resulting from the customer’s request to upgrade to a newer generation of GPUs for future deployment.

Property, plant, and equipment, net

Property, plant, and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets or declining-balance method. Direct costs related to developing or obtaining software for internal use are capitalized as property, plant, and equipment. Capitalized software costs are amortized over the software’s useful life when the software is placed in service. The estimated useful lives by asset category are:

Estimated Useful Life
Cloud service equipment	5 years
Colocation service equipment	10 to 15 years
Building	30 years
Leasehold improvements	15 years
Purchased and internally developed software	1 to 5 years
Other property and equipment	20% to 30%

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350 – Intangibles - Goodwill and Other.

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment for potential impairment is performed.

The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit.

Finite-lived intangible assets

Intangible assets are recorded at cost less any accumulated amortization and any accumulated impairment losses. Intangible assets acquired through business combinations are measured at fair value at the acquisition date.

Intangible assets with finite lives are comprised of customer relationships and are amortized on straight-line basis over their estimated useful lives. The Company assesses the appropriateness of finite-lived classification at least annually. Additionally, the carrying value and remaining useful lives of finite lived assets are reviewed annually to identify any circumstances that may indicate potential impairment or the need for a revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows expected to be generated from it. We apply judgment in selecting the assumptions used in the estimated future undiscounted cash flow analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The useful lives of customer relationships is 19 years.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates, and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Investment security

As of June 30, 2025 and December 31, 2024, investment security represents the Company’s investment in a privately held company via a simple agreement for future equity (“SAFE”).

SAFE investments provide the Company with the right to participate in future equity financing of preferred stock. The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the combined statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition, and the presentation reflected in the combined statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s combined balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepayment and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred and not included in the measurement of right-of-use assets and operating lease liabilities.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s combined balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant.

For sales-type leases where the Company is the lessor, the Company recognizes a net investment in lease, which comprises of the present value of the future lease payments and any unguaranteed residual value. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease and is included in “Revenues.” Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which will be recorded in “Other income, net.”

For operating subleases where the Company is the lessor, the Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Other income, net.”

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when it transfers its services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. Refer to Note 3. Revenue from Contracts with Customers for further information.

Contract costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, including commissions that are incurred directly related to obtaining customer contracts. We amortize the deferred contract costs on a straight-line basis over the expected period of benefit. These amounts are included in the accompanying combined balance sheets, with the capitalized costs to be amortized to commission expense over the expected period of benefit included in Other current assets and Non-current assets and commission expense payable included in Other current liabilities and Other long-term liabilities.

The Company capitalized lease expense incurred in December 2023 that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfilling customer contracts and is expected to be recovered. The capitalized lease expense was reclassified as lease expense in January 2024.

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of June 30, 2025. Deferred revenues are recognized as revenue recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that have not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to our cloud services, including electricity costs, data center lease costs, data center employees’ wage expenses, and other relevant costs, and (ii) direct production costs related to our colocation services, including electricity costs, lease costs and other relevant costs.

Cost of revenue excludes depreciation expenses, which are separately stated in the Company’s combined statements of operations.

Foreign currency

Accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in total equity. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a combined entity are remeasured into that entity’s functional currency resulting in exchange gains or losses recorded in other income (expense), net.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is composed of the Chief Executive Officer and Chief Financial Officer who use segment gross profit (loss) to assess the performance of the business of our reportable operating segments.

Income taxes

We account for current and deferred income taxes in accordance with the authoritative guidance, which requires that the income tax impact is to be recognized in the period in which the law is enacted. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized using enacted tax rates for the future tax impact of temporary differences between the financial statement and tax bases of recorded assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on historical and projected future taxable income over the periods in which the temporary differences are expected to be recovered or settled on each jurisdiction.

In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

The Company may also enter into contractual arrangements that result in commitments, including purchase obligations. In addition, the Company may be subject to contingent consideration obligations related to asset acquisitions, which involve potential future payments contingent upon the achievement of specified conditions or milestones.

Share-based compensation

The Company’s eligible employees have traditionally participated in Bit Digital’s shared-based compensation plans and continued to do so until the IPO was completed. The Company recognizes compensation expenses for its employees and non-employees, in addition to an allocation portion of share-based compensation expenses associated with Bit Digital’s shared employees.

Bit Digital expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. Bit Digital estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk-free interest rate, the expected life of the option, and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of Bit Digital’s ordinary shares over the expected term of the option. Risk-free interest rates are calculated based on risk–free rates for the appropriate term. Bit Digital has elected to account for forfeitures of awards as they occur.

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of June 30, 2025 or on the statements of operations for the three and six months ended June 30, 2025.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its combined financial statements and assures that there are proper controls in place to ascertain that the Company’s combined financial statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, of the updated guidance on its disclosures for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue when it transfers its services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

The Company is currently engaged in high performance computing (“HPC”) business, including cloud services and colocation services through its operation of HPC data centers.

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 13. Segment Reporting.

Cloud services

The Company provides cloud services to support customers’ generative AI workstreams. We have determined that cloud services are a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service).

These services are consumed as they are received, and the Company recognizes revenue over time using the variable allocation exception as it satisfies performance obligations. We apply this exception because we concluded that the nature of our obligations and the variability of the payment terms based on the number of GPUs providing HPC services are aligned and uncertainty related to the consideration is resolved on a daily basis as we satisfy our obligations. The Company recognizes revenue net of consideration payable to customers, such as service credits, and accounted for as a reduction of the transaction price in accordance with guidance in ASC 606-10-32-25.

During the six months ended June 30, 2024, the Company issued a service credit of $1.3 million to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases.

The Company’s cloud services revenue has been generated from Iceland.

Data center colocation services

Colocation services generate revenue from Canada by providing customers with physical space, power, and cooling within the data center facility.

Our revenue is primarily derived from recurring revenue streams, mainly (1) colocation, which is the leasing of cabinet space and power, and (2) connectivity services, which includes cross-connects. Additionally, the remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment.

Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to five years for data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term.

We guarantee certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within our data center, we would reduce revenue for any credits or cash payments given to the customer.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of June 30, 2025, capitalized costs to obtain a contract totaled $1.5 million, and the outstanding commission expense payable was $1.6 million. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million.

Contract Assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of June 30, 2025 and December 31, 2024, contract assets were $1.3 million and $0, respectively.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2025 and December 31, 2024, contract liabilities were $11.7 million and $30.8 million, respectively.

During the three months ended June 30, 2025 and 2024, $11.4 million and $3.8 million, respectively, and during the six months ended June 30, 2025 and 2024, $22.5 million and $13.1 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

During the three months ended June 30, 2025 and 2024, $1.8 million and $0, respectively, and during the six months ended June 30, 2025 and 2024, $3.7 million and $0, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of June 30, 2025:

	2025	2026	2027	2028	2029	Total
Colocation Services	$3,103,554	$3,489,886	$710,751	$82,674	$-	$7,386,865
Other Revenue	716,336	1,071,272	696,558	454,618	$193,063	3,131,847
Total contract liabilities	$3,819,890	$4,561,158	$1,407,309	$537,292	$193,063	$10,518,712

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

4. ACQUISITIONS

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp (the “Acquiree” or “Enovum”), an owner, operator, and developer of high-performance computing data centers, located in Montreal, Quebec, Canada. The acquisition of Enovum provides the Company with a strong diversity of existing and prospective colocation customers, delivers a strong pipeline of expansion site opportunities and an experienced management team to lead the development processes, and enables the Company to offer new service offerings. The acquisition creates the potential for significant synergies, as the Company may capture additional margin from HPC customers, versus hosting them with third party data centers. Additionally, Enovum enhances the Company’s competitive positioning in the marketplace, enabling the Company to offer an integrated GPU cloud solution to customers. Finally, the Company will enjoy greater operating flexibility by collocating its owned GPU inventory in Enovum data centers, offering capacity to customers on a just-in-time basis.

The acquisition-date fair value of the consideration transferred totaled $43,834,313. The total consideration consists of $38,993,603 of cash consideration and $4,840,710 in equity-classified exchangeable shares. The acquisition-date fair value of the exchangeable shares was determined based on the opening market price of Bit Digital’s Ordinary Shares as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$616,153
Other current assets	2,008,566
Property and equipment, net	14,201,790
Operating lease right-of-use assets	4,752,501
Intangible asset	13,486,184
Deferred tax asset	91,368
Other non-current assets	2,493
Accounts payable	(1,866,804)
Other payables and accrued liabilities	(1,100,095)
Current portion of deferred revenue	(465,360)
Current portion of operating lease liability	(248,301)
Non-current portion of deferred revenue	(123,652)
Non-current portion of operating lease liability	(3,273,709)
Deferred tax liability	(4,090,683)
Total identifiable assets and liabilities	23,990,451
Goodwill	19,843,862
Total Purchase Consideration	$43,834,313

The acquisition-date fair value of the acquired accounts receivable was $616,153, which equals the gross contractual amount. The Company does not expect a material amount of uncollectible contractual cash flows.

The Company recognized customer relationships as an intangible asset of $13,486,184 to be amortized over 19 years.

Of the total Goodwill recognized, $37,000 is attributable to the assembled workforce at Enovum and the rest is attributable to synergies expected to be achieved from the Company’s other operations combined with Enovum. The goodwill recognized is not deductible for tax purposes. We assigned the goodwill to our colocation reportable segment.

Through June 30, 2025, the Company recognized $2,080,253 of acquisition-related costs were recognized as expense in the statements of operations line item “General and Administrative Expense.”

The following unaudited pro forma financial information represents the combined results of operations as if the acquisition had occurred on January 1, 2024:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenue	$13,826,554	$22,751,487
Net income	$1,946,059	$2,344,262

These pro forma results are presented for information purposes only and do not necessarily reflect the actual results that would have been achieved had the acquisition occurred on the date assumed, nor are they indicative of future combined results of operations.

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Enovum to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, right-of-use asset and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.

Enovum commenced its operations in October 2023. Therefore, is it impracticable to estimate and present pro forma revenue and net income of the combined entity as though the business combination had occurred as of January 1, 2023.

Real estate Acquisition – Montreal, Canada

On December 27, 2024, the Company acquired the building and land, together with all the related improvements, located in Montreal, Canada, from an unrelated third party. The total consideration consisted of approximately $23.3 million in cash.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $23.3 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

Real estate Acquisition – Madison, North Carolina

On May 20, 2025, the Company acquired the building and land, together with all the related improvements owned by Unifi Manufacturing, Inc. (“Unifi Transaction”) that were located in Madison, North Carolina. The total consideration consisted of $45.0 million in cash, including the initial deposit of $2.2 million.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $45.0 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 15. Commitments and Contingencies).

5. OTHER CURRENT ASSETS

Other current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Prepaid consulting service expenses	$2,880,838	$1,050,000
Deferred contract costs	982,039	982,039
Contract assets	807,322	-
Prepayment to third parties (a)	8,227,249	15,402,145
Receivable from third parties	5,544,639	5,784,589
Others	1,708,962	66,909
Total	$20,151,049	$23,285,682

(a)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

6. LEASES

Lease as Lessee

During the period from October 19, 2023 to December 31, 2023, Bit Digital entered into a capacity lease agreement for its cloud services designed to support generative AI workstreams. The initial lease term is three years, with automatic renewals for successive 12-month periods. The lease expense incurred in December 2023 is capitalized as deferred cost since it is directly related to fulfilling its cloud services which commenced operations in January 2024. The capitalized lease payment was expensed in January 2024.

On August 1, 2024, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive 12-month periods.

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp, including a data center lease agreement in Montreal for its data center services. The remaining lease term on the date of acquisition was 12 years with two five-year renewal options.

On February 11, 2025, the Company entered into an additional office lease agreement for its headquarters office in New York. The initial lease term is 27 months with automatic renewals on a month-to-month basis.

On March 1, 2025, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive 12-month periods.

On April 11, 2025, the Company entered into a data center lease agreement in Saint-Jérôme for its data center colocation services. The initial lease term is for 20 years with two five-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025.

As of June 30, 2025 and December 31, 2024, operating right-of-use assets were $44.2 million and $14.5 million, respectively and operating lease liabilities were $43.1 million and $13.4 million, respectively. For the three months ended June 30, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $1.3 million and $0.5 million, respectively and for six months ended June 30,2025 and 2024, $2.3 million and $0.9 million, respectively.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$5,472,612	$4,430,060	$10,546,879	$7,112,240
Short-term lease costs	56,525	1,500	112,025	3,000
Sublease income	(6,512)	-	(12,765)	-
Total lease costs	$5,522,625	$4,431,560	$10,646,139	$7,115,240

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$1,723,142	$600,000	$3,050,023	$1,200,000
Weighted average remaining lease term – operating lease	21.4	2.5	21.4	2.5
Weighted average discount rate – operating lease	6.5%	9.9%	6.5%	9.9%

The following table represents our future minimum operating lease payments as of June 30, 2025:

Year	Amount
2025	$3,747,550
2026	7,428,768
2027	4,122,619
2028	2,284,373
2029	2,257,527
Thereafter	56,718,576
Total undiscounted lease payments	76,559,413
Less present value discount	(33,451,596)
Present value of lease liability	$43,107,817

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended June 30, 2025 and 2024, the GPU server lease expense amounted to $3.7 million and $3.8 million, respectively and for the six months ended June 30, 2025 and 2024, the GPU server lease expense amounted to $7.5 million and $5.9 million, respectively.

Lease as Lessor

During the quarter ended March 31, 2024, the Company entered into a sales-type lease agreement as a lessor for its data storage equipment. The term of the lease is scheduled to expire in December 2026.

During the quarter ended September 30, 2024, the Company entered into a sales-type lease agreement as a lessor for its data storage equipment. The term of the lease is scheduled to expire in December 2026.

During the quarter ended December 31, 2024, the Company entered into two sales-type lease agreements as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in October 2029 and November 2029, respectively.

During the quarter ended December 31, 2024, the Company entered into an operating sublease agreement to partially lease out its leased data center to a third party. The term of the sublease is scheduled to expire on October 30, 2026 and includes two automatic renewal periods of three years each, unless subtenant provides at least 90 days’ notice of non-renewal prior to the end of the then-current term.

During the quarter ended June 30, 2025, the Company entered into two sales-type lease agreements as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in April 2030 and May 2030, respectively.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income related to net investment in lease	$337,930	$92,504	$618,497	$192,252

Interest income is included in the combined statements of operations under the caption “Revenue.”

The components of net investment in sales-type leases were as follows:

	June 30, 2025	December 31, 2024
Net investment in lease - lease payment receivable	$12,885,554	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of June 30, 2025:

Year	Sales-Type Lease
2025	$2,413,097
2026	4,826,195
2027	2,844,663
2028	2,844,663
2029	2,635,953
Thereafter	452,831
Total future minimum receipts	16,017,401
Unearned interest income	(3,131,847)
Net investment in sales type lease	$12,885,554

The present value of minimum sales-type receipts of $12,885,554 is included in the combined balance sheets under the caption “Net investment in lease.”

The following table illustrates the future lease payments from the Company’s sublease tenant as of June 30, 2025 were as follows:

Year	Operating Lease
2025	$13,021
2026	26,042
2027	26,042
2028	26,042
2029	26,042
Thereafter	73,785
Total future receipts	$190,974

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	June 30, 2025	December 31, 2024
Cloud service equipment	$99,492,846	$63,360,624
Colocation service equipment	15,133,931	12,509,288
Purchased software and internal-use software development costs	2,493,397	495,285
Land	10,773,232	3,502,539
Building	56,399,860	19,474,743
Leasehold Improvements	2,450,025	2,032,691
Other property and equipment	30,276	29,066

Less: Accumulated depreciation	(26,012,467)	(17,325,410)
	160,761,100	84,078,826
Construction in progress	69,195,325	5,124,657
Property, plant, and equipment, net	$229,956,425	$89,203,483

For the three months ended June 30, 2025 and 2024, depreciation and amortization expenses were $5.1 million and $4.3 million, respectively and for the six months ended June 30, 2025 and 2024, depreciation and amortization expenses were $9.0 million and $7.2 million, respectively. Construction in Progress represents assets received but not placed into service as of June 30, 2025 and December 31, 2024.

During the quarter ended March 31, 2024, we purchased data storage equipment totaling $5,315,202. Almost immediately thereafter, we entered into a sales-type lease agreement effective January 2024 for a portion of these assets valued at $3,353,608 with a third party. As a result, the leased data storage equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 6. Leases for more information.

During the quarter ended September 30, 2024, we purchased data storage equipment totaling $1,254,248 and immediately thereafter, we entered into a sales-type lease agreement effective August 2024 for a portion of these assets valued at $1,184,937 with a third party. As a result, the leased data storage equipment was derecognized from our property and equipment and recorded as a net investment in lease. Refer to Note 6. Leases for more information.

During the quarter ended December 31, 2024, the Company purchased servers and network equipment totaling $6,056,700 and almost immediately thereafter, we entered into two sales-type lease agreements effective November 2024 and December 2024 with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 6. Leases for more information.

During the quarter ended June 30, 2025, the Company purchased servers and network equipment totaling $4,898,326 and almost immediately thereafter, we entered into two sales-type lease agreements effective May 2025 and June 2025, respectively, with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 6. Leases for more information

 8. INVESTMENT SECURITY

As of June 30, 2025 and December 31, 2024, investment security represents the Company’s investment of $1,000,000 in a privately held company via a simple agreement for future equity (“SAFE”).

On June 30, 2024 (the “Effective Date”), the Company entered into a simple agreement for future equity (“SAFE”) agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”), or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the combined balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the combined statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the combined statements of operations.

For the three and six months ended June 30, 2025, the Company did not record upward adjustments or downward adjustments on the investment.

9. OTHER NON-CURRENT ASSETS

Other non-current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Deposits (a)	$1,923,630	$423,511
Deferred contract costs	491,019	982,039
Contract assets	538,214	-
Others	712,902	1,432,719
Total	$3,665,765	$2,838,269

(a)	The balance of deposits primarily consisted of the deposits made to utility company related to our colocation services. The deposits are refundable upon expiration of the agreement.

10. SHARE-BASED COMPENSATION

Certain employees of the Company have historically participated in Bit Digital’s 2023 Omnibus Equity Incentive Plan (“2023 Plan”) and 2025 Omnibus Equity Incentive Plan (“2025 Plan”) which provide long-term incentive compensation to employees, consultants, officers and directors and consist of restricted stock units, restricted share awards and stock options. Until the IPO was completed, certain employees of the Company continued to participate in the share-based compensation plans authorized and managed by Bit Digital.

All significant awards granted under these plans will settle in shares of Bit Digital’s ordinary shares and are approved by Bit Digital’s Compensation Committee of the Board of Directors. As such, all related equity account balances, other than allocations of compensation expense, remained at the Bit Digital level. Stock compensation allocated to the Company for its employees is based on the same methodology used for the allocation of other corporate expenses. The share-based compensation, including the allocated stock compensation to the Company, were $6.5 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and $6.7 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the award of restricted share units, restricted share awards and options to employees, consultants, officers and directors and up to 4 million Ordinary Shares, as amended.

On May 30, 2025, the Company entered into a director agreement with Ms. Ichi Shih, Chair of the Audit Committee. Pursuant to the terms of the agreement, as amended on August 6, 2025, Ms. Shih was allocated 7,059 restricted share units (“RSUs”) with an aggregate value of $120,000, determined based on the IPO price. The RSUs were granted upon the commencement of trading of the Company’s ordinary shares on the Nasdaq Capital Market.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of June 30, 2025 are as follows:

As of June 30, 2025
Enovum Data Centers Corp.	$20,190,268
Total goodwill	$20,190,268

The Company recorded goodwill in the amount of $20.2 million in connection with its acquisition of Enovum on October 11, 2024. Refer to Note 4. Acquisitions for further information.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of June 30, 2025:

	As of June 30, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,721,607	$(511,551)	$13,210,056
Total	$13,721,607	$(511,551)	$13,210,056

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(457,454)	$13,028,730
Total	$13,486,184	$(457,454)	$13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of June 30, 2025:

2025	$346,663
2026	693,325
2027	693,325
2028	693,325
2029	693,325
Thereafter	10,090,093
Total	$13,210,056

The Company did not identify any impairment of its finite-lived intangible assets during the six months ended June 30, 2025.

12. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) Income before income taxes	$(8,387,461)	$2,497,299	$(6,365,022)	$3,514,150
Provision for income taxes	$445,931	$552,234	$1,040,534	$742,575
Effective tax rate	(5.3)%	22.1%	(16.3)%	21.1%

Our income tax provision was $0.4 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. The income tax provision was lower during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the operating loss incurred by Enovum in Canada.

Our income tax provision was $1.0 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. The income tax provision is higher during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the $0.5 million tax expense increase resulted from larger operating profit from White Fiber Iceland and partially offset by $0.2 million tax benefits resulted from Evonum's operating loss in Canada.

With the enactment of the One Big Beautiful Bill Act (OBBBA) on July 4, 2025, the Company anticipates a reduction in our U.S. federal cash tax payments for the remainder of 2025 as the 100% bonus depreciation on qualified assets is permanently restored. There are several alternative ways of implementing the provisions of the OBBBA, which we are currently evaluating. At this time, we do not expect the OBBBA to have a material impact on our tax provision and expect to recognize the effects of the OBBBA in our financial results in the period ending September 30, 2025.

We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the three months ended June 30, 2025, the Company is not subject to Pillar Two global minimum tax.

13. SEGMENT REPORTING

The Company has two reportable segments: cloud services and colocation services. The reportable segments are identified based on the types of service performed.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments.

The cloud services segment generates revenue from providing high performance computing services to support generative AI workstreams. Cost of revenue consists of direct production costs, including electricity costs, data center lease expense, GPU servers lease expense, and other relevant costs, but excluding depreciation and amortization.

Colocation services generate revenue by providing customers with physical space, power and cooling within the data center facility. Cost of revenue consists of direct production costs related to our HPC data center services, including electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs.

The CODM analyzes the performance of the segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

Other than the $20.2 million of goodwill from the Enovum acquisition allocated to the Colocation Services segment, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended June 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$16,595,315	$1,729,004	$18,324,319

Reconciliation of revenue
Other revenue (a)			337,930
Total consolidated revenue			18,662,249

Less:
Electricity costs	598,748	270,003	868,751
Datacenter lease expense	1,365,599	156,740	1,522,339
GPU lease expense	3,749,471	-	3,749,471
Wage expense	-	169,543	169,543
Other segment items (b)	799,470	91,594	891,064

Segment gross profit	$10,082,027	$1,041,124	$11,123,151

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended June 30, 2024

	Cloud services	Total
Revenue from external customers	$12,497,197	$12,497,197

Reconciliation of revenue
Other revenue (a)		92,504
Total consolidated revenue		12,589,701

Less:
Electricity costs	143,043	143,043
Datacenter lease expense	605,220	605,220
GPU lease expense	3,830,061	3,830,061
Other segment items (b)	16,977	16,977

Segment gross profit	$7,901,896	$7,901,896

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.
(b)	All amounts included within Other segment items are individually insignificant.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Six Months Ended June 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$31,437,601	$3,367,413	$34,805,014

Reconciliation of revenue
Other revenue (a)			618,497
Total consolidated revenue			35,423,511

Less:
Electricity costs	1,188,851	493,060	1,681,911
Datacenter lease expense	2,639,653	307,277	2,946,930
GPU lease expense	7,496,856	-	7,496,856
Wage expense	-	169,543	169,543
Other segment items (b)	1,292,769	230,002	1,522,771

Segment gross profit	$18,819,472	$2,167,531	$20,987,003

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.
(b)	All amounts included within Other segment items are individually insignificant.

Six Months Ended June 30, 2024

	Cloud services	Total
Revenue from external customers	$20,566,781	$20,566,781

Reconciliation of revenue
Other revenue (a)		192,252
Total consolidated revenue		20,759,033

Less:
Electricity costs	226,421	226,421
Datacenter lease expense	1,306,110	1,306,110
GPU lease expense	5,912,240	5,912,240
Other segment items (b)	307,857	307,857

Segment gross profit	$12,814,153	$12,814,153

a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.
b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net income before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment gross profit	$11,123,151	$7,901,896	$20,987,003	$12,814,153

Reconciling Items:
Other profit (a)	337,930	92,504	618,497	192,252
Depreciation and amortization expenses	(5,140,713)	(4,322,291)	(8,970,357)	(7,203,818)
General and administrative expenses	(15,476,832)	(1,261,489)	(19,754,485)	(2,458,408)
Other income, net	769,003	86,679	754,320	169,971
Net income before taxes	$(8,387,461)	$2,497,299	$(6,365,022)	$3,514,150

a)	Other profit is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit

14. RELATED PARTIES

Related-party transactions

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, has appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSUs. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel Jonsson for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf.

Bit Digital made a payment of $1 million on behalf of WhiteFiber Iceland ehf, when WhiteFiber Iceland ehf entered into a simple agreement for future equity (“SAFE”) agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). By the end of the third quarter of 2024, we had settled this outstanding amount with Bit Digital.

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters related to this initial public offering fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the underwriters exercise of their over-allotment option in full, Bit Digital holds approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber.

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Contribution”). The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. No. 333-288650) (the “Registration Statement”), of WhiteFiber was declared effective by the SEC.

In addition, prior to the consummation of the Offering, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the Registration Statement. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. WhiteFiber estimates that the average fees payable by WhiteFiber to Bit Digital will be approximately $155,000 per month, exclusive of shared based compensation expenses.

Guarantees

Bit Digital has issued a guarantee to a third party on behalf of WhiteFiber Iceland ehf, making Bit Digital jointly and severally liable for WhiteFiber Iceland’s payment obligations related to hosting Services fees and electrical costs under the colocation agreement. There were no payments outstanding as of June 30, 2025.

Allocation of corporate expenses

The Company’s financial statements include Bit Digital’s general corporate expenses which were not historically allocated to the Company for certain support functions provided by Bit Digital. For the purposes of these financial statements, these general corporate expenses have been allocated to the Company. The allocations cover corporate services provided by Bit Digital, including, but not limited to, finance, tax, investor relations, and marketing. Some of these services will continue to be provided by Bit Digital on a temporary basis after the IPO is completed under the Transition Services Agreement. For the three months ended June 30, 2025 and 2024, the Company was allocated $1.9 million and $0.7 million for these corporate services, respectively and for the six months ended June 30, 2025 and 2024, the Company was allocated $2.8 million and $1.2 million for these corporate services, respectively. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Related-party transactions that are not expected to be settled in cash have been included within Parent company net investment in the combined balance sheets. Refer to Note 2. Summary of Significant Accounting Policies for further information.

15. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Contingent Consideration Liabilities

As part of the Unifi Transaction (See Note 4. Acquisition), the Company may be required to make additional contingent payments to the seller based on the timing and availability of electric service to the property, as follows:

●	A contingent payment of $8 million may become payable if, within two years of the acquisition date, the Company uses commercially reasonable efforts and obtains from the local energy provider an Electric Service Agreement for at least 99 megawatts (MW), or if the property otherwise receives 99 MW of power within that timeframe.

●	If an Electric Service Agreement for at least 99 MW is provided, or the property receives 99 MW of power within three years, the Company may instead be required to make a contingent payment of $5 million.

●	If an Electric Service Agreement is provided, or the property receives more than 99 MW of power within four years, the Company may be required to make an additional payment of $200,000 per MW in excess of 99 MW, up to a maximum of $5 million.

Royal Bank of Canada Facility Agreement

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), to finance its data centers business. The credit agreement provides for an aggregate amount of up to approximately $43.8 million of financing. The agreement is non-recourse and comprised of three separate facilities:

●

Non-revolving three year lease facility in the amount of $18.5 million. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete.

●

Non-revolving term loan facility in the amount of $19.6 million to refinance the Company’s purchase of the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center in Montreal Canada. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

●

Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility will be available for the 36-month term in the amount of $5.8 million.

The Company agreed to certain financial covenants that are not yet in effect. The facilities have not yet been authorized for use by the lender, as certain conditions precedent have not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under the facility as of the reporting date.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 17, 2025, the date the financial statements were issued.

On August 8, 2025, the Company completed its IPO of ordinary shares. In connection with the Offering, the Company also completed a series of related transactions, including a contribution of the cloud services business from Bit Digital and the execution of a transition services agreement. On September 2, 2025, the underwriters exercised their over-allotment option in full in connection with the IPO. These transactions occurred after the balance sheet date and are more fully described in Note 14. Related Parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated August 6, 2025. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this report. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. The following discussion may contain forward-looking statements that reflect WhiteFiber, Inc.’s plans, estimates and beliefs. WhiteFiber, Inc.’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in the prospectus dated August 6, 2025, particularly in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.” Before making an investment decision, you should carefully consider these risks, uncertainties and forward-looking statements.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in the Company’s periodic reports that are filed with the SEC and available on its website at http://www.sec.gov. If any material risk was to occur, our business, financial condition or results of operations would likely suffer. In that event, the value of our securities could decline and you could lose part of all of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. In addition, our past financial performance may not be a reliable indicate of future performance, and historical trends should not be used to anticipate results in the future. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, the company does not assume a duty to update these forward-looking statements.

References to “WhiteFiber” or the “Company” refer to WhiteFiber, Inc. and its subsidiaries, giving effect to the Reorganization which occurred on August 6, 2025.

Overview

We believe we are a leading provider of artificial intelligence (“AI”) infrastructure solutions. We own high-performance computing (“HPC”) data centers and provide cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as AI application and machine learning (“ML”) developers (the “HPC Business”). Our Tier-3 data centers provide hosting and colocation services. Our cloud services support generative AI workstreams, especially training and inference.

Colocation/Data center services

We design, develop, and operate data centers, through which we offer our hosting and colocation services. Our operational data centers meet the requirements of the Tier-3 standard, including N+1 redundancy architecture, concurrent maintainability, uninterruptible power supply, advanced and highly reliable cooling systems, strict monitoring and management systems, 99.982% uptime and no more than 1.6 hours of downtime annually, service organization control, SOC 2 Type 2, differentiated software supporting AI workloads, high density and robust bandwidth, and infrastructure to support AI workloads.

On July 30, 2025, we entered into a Contribution Agreement with Bit Digital, pursuant to which Bit Digital agreed to contribute its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber, upon the effectiveness of WhiteFiber’s registration statement on Form S-1 (the “Registration Statement”) in connection with WhiteFiber’s initial public offering (the “IPO”). For more information, see Note 21. Subsequent Events in our Notes to Unaudited Condensed Combined Financial Statements included elsewhere herein.

We acquired Enovum Data Centers Corp (“Enovum”) on October 11, 2024. The transaction included the lease to MTL-1, a fully operational and fully leased to customers 4 MW (gross) Tier-3 datacenter headquartered in Montreal, Canada.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada which we refer to as MTL-2. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. We initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. We expect to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). MTL-2 is expected to be completed and operational in the first half of 2026 as we prioritized other builds and preserved capital for more time-sensitive projects.

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed to as a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. Subject to our receipt of all required permits, the facility is being retrofitted to Tier-3 standards, with development costs expected to total approximately $41 million, and is expected to be completed and operational in the fourth quarter of 2025, with a one-month delay before we expect to begin to generate revenue.

On May 20, 2025 (the “Closing Date”), we completed the purchase of a former industrial/manufacturing building from Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land (“NC-1”) located in Madison, North Carolina, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of the Closing Date, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after the Closing Date. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of the Closing Date. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to the Property by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that the Property may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions.

On June 18, 2025, we entered into a definitive credit agreement (the “Facility”) with the Royal Bank of Canada (“RBC”). The Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) of financing. The proceeds are to be used primarily to refinance the buildout of Tier-3 AI data center at 7300 Trans Canada Highway, Pointe-Claire, Quebec (“MTL-2”) as well as $5.8 million of revolving term financing (the “Revolver”). The Facility is non-recourse to the Company. We entered into a three-year USD $18.5 million non-revolving lease facility to finance equipment costs and building improvements to build out the site. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC may cancel any unutilized portion of the facility after March 31, 2026. The interest rate is fixed based on the rental rate determined by RBC for the three-year term of the lease.

As part of the Facility, we entered into a three-year $19.6 million non-revolving real estate term loan facility. The purpose of this facility is to refinance the Company’s purchase of MTL-2. The interest rate of the real estate term loan facility will be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

The Revolver is being provided by RBC by way of Letters of Credit and Letters of Guaranty with fees to be determined on a transaction by transaction basis. This facility will be available for the 36 month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of $5.8 million and other related supporting documents. We agreed to certain financial covenants included maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027.

Cloud Services

We provide specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. We are an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). Based on Management’s knowledge of the industry, we are proud to be among the first service providers to offer H200, B200, and GB200 servers. We provide a high-standard service lease with an Uptime percentage> 99.5%.

We expect to leverage a global network of data centers for hosting capacity for our GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate our cloud services at data centers across key regions in Europe, North America and Asia. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017.

The following summaries reflect selected GPU cloud service agreements that we consider to be material or representative. We have entered into additional agreements that are not individually material and are not included below.

On October 23, 2023, Bit Digital announced that it had commenced AI operations by signing a binding term sheet with a customer (the “Initial Customer”) to support the customer’s GPU workloads. On December 12, 2023, we finalized a Master Services and Lease Agreement (“MSA”), as amended, with our Initial Customer for the provision of cloud services from a total of 2,048 GPUs over a three-year period. To finance this operation, we entered into a sale-leaseback agreement with a third party, selling 96 AI servers (equivalent to 768 GPUs) and leasing them back for three years. The total contract value with the Initial Customer for the aggregated 2,048 GPUs was estimated to be worth more than $50 million of annualized revenue. On January 22, 2024, approximately 192 servers (equivalent to 1,536 GPUs) were deployed at a specialized data center and began generating revenue, and subsequently on February 2, 2024, approximately an additional 64 servers (equivalent to 512 GPUs) also started to generate revenue.

In the second quarter of 2024, we finalized an agreement to supply our Initial Customer with an additional 2,048 GPUs over a three-year period. To finance this operation, we entered into a sale-leaseback agreement with a third party, agreeing to sell 128 AI servers (equivalent to 1,024 GPUs) and leasing them back for three years. In late July, at the customer’s request, we agreed with the customer to temporarily delay the purchase order so the customer could evaluate an upgrade to newer generation Nvidia GPUs. Consequently, the Company and manufacturer postponed the purchase order. In early August, the customer made a non-refundable prepayment of $30.0 million for the services to be rendered under this agreement.

In January 2025, the Company entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of 18 months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. The customer elected to defer the commencement date until August 20, 2025, which is the latest allowable date under the agreement. Deployment commenced on August 20, 2025, using the Company’s inventory of B200 GPUs.

In August 2024, we executed a binding term sheet with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider pursuant to which, we finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs were delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. On October 9, 2024, we executed a Master Services and Lease Agreement (the “MSA”) with Boosteroid, pursuant to which Boosteroid may, from time to time, lease certain equipment, including GPUs, from the Company upon delivery of a purchase order. The MSA provides the general terms and conditions for such equipment leases. Pursuant to the MSA, we are granted a right of first refusal with respect to the next 5,000 servers that Boosteroid leases during the term of the MSA. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid, Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. In the third quarter of 2025, the Company finalized additional purchase orders for 302, 120, and 279 GPUs, totaling approximately $10.4 million in contracted value over a five-year term.

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 80 H200 GPUs.

On November 14, 2024, we entered into a Terms of Supply and Service Level Agreement (together, the “Agreement”) and an Order Form with a new customer. The order form provides for services utilizing a total of 64 H200 GPUs on a month-to-month basis, which either party may terminate upon at least 14 days’ written notice prior to any renewal date. It represents annual revenue of approximately $1.2 million. The deployment commenced and revenue generation began on November 15, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in December 2024.

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The purchase order provides for services utilizing a total of 576 H200 GPUs over a 25-month period and terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

In April 2025, the Company signed two additional cloud services agreements with DNA Fund. The first agreement includes 104 NVIDIA H200 GPUs under a 23-month term and was deployed in May 2025. The second agreement includes 512 H200 GPUs under a 24-month term and was deployed in July 2025. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs. Combined, the agreements represent approximately $20.8 million of annualized revenue.

On January 6, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provided for services utilizing a total of 32 H200 GPUs over a minimum of six-month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in April 2025 following a change in the customer’s ownership, and the customer paid the remaining contract value as an early termination penalty.

In January 2025, we entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum 12-month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in March 2025 after the customer ceased operations.

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs. Between April and July 2025, the Company signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs, which were terminated in August 2025.

In March 2025, we entered a strategic partnership with Shadeform, Inc., the premier multi-cloud GPU marketplaces, to bring on-demand NVIDIA B200 GPUs to customers beginning in May 2025.

In April 2025, we received our first shipment of NVIDIA GB200 Grace Blackwell Superchip powered NVIDIA GB200 NVL72 system chips, from Quanta Cloud Technology, a leading provider of data center solutions. We believe that support with proof of concept (POC) access from Quanta will enable us to meet and exceed expectations around delivery and timeline, performance and reliability.

Key Factors that May Affect Future Results of Operations

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” included elsewhere in this report and in our final prospectus to the Registration Statement filed with the Securities and Exchange Commission (“SEC”) on August 8, 2025, While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Timely Completion of, and Expansion of Capabilities at, our Existing Data Center Projects.

Our future revenue growth is, in part, dependent on our ability to leverage our development capabilities at our data center sites. We intend to complete our MTL-2 facility in the first half of 2026 as we prioritized other builds and preserved capital for more time-sensitive projects, our MTL-3 facility in the fourth quarter of 2025, and the first 24 MW (gross) of NC-1 in the first quarter of 2026. While NC-1 is expected to be completed in the first quarter of 2026, management expects it will start generating revenue in May of 2026. We expect to increase revenue from our existing sites by securing additional allocations of utility power, subject to our receipt of funding and required permits through ongoing engagement with the utility and relevant authorities. In addition, at certain new and existing sites, we intend to deploy natural gas fuel cell generation technology to increase available power and revenue potential. Our ability to secure the required funding and permits in accordance with our implementation plans may cause variability in our revenue growth in future quarters.

Development of Data Center Pipeline.

We intend to rapidly develop additional sites from our expansion pipeline in targeted locations to secure a strategic presence across North America. By developing a robust HPC data center platform across North America, we expect to enhance redundancy, mitigate geo-location risks, and ensure our services are available where clients need them most. We expect our strategically placed WhiteFiber data centers in smaller urban areas will deliver carrier hotel-level connectivity, while our larger deployments will power AI-driven computing super-clusters, driving innovation and efficiency.

Expansion of Cloud Services.

We have made investments in research and development of our cloud service technology and services. Cloud services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy certain cloud service technologies critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and technical infrastructure. In the future, we are looking to generate significant revenues from our cloud services, but such revenue growth depends upon certain third-party providers which may be beyond our control and creates uncertainty that we will be able to generate consistent revenue.

In addition to the key factors described above, we may also generate revenue through the monetization of excess or unused power capacity, resale or leasing of high-performance computing (HPC) hardware, licensing of software or infrastructure designs, and strategic partnerships that expand our service offerings. However, these potential revenue streams are at an early stage and are not expected to materially contribute to our near-term results.

Results of operations for the three months ended June 30, 2025 and 2024

The following discussion summarizes combined results of operations for the three months ended June 30, 2025 and 2024. This information should be read together with our combined financial statements and related notes included elsewhere in this report.

	For The Three Months Ended June 30,		Variance in
	2025	2024	Amount
Revenue	$18,662,249	$12,589,701	$6,072,547

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(7,201,168)	(4,595,301)	(2,605,867)
Depreciation and amortization expenses	(5,140,713)	(4,322,291)	(818,422)
General and administrative expenses	(15,476,832)	(1,261,489)	(14,215,343)
Total operating expenses	(27,818,713)	(10,179,081)	(17,639,632)

(Loss) income from operations	(9,156,464)	2,410,620	(11,567,085)

Other income, net	769,003	86,679	682,325

(Loss) income before provision for income taxes	(8,387,461)	2,497,299	(10,884,760)

Income tax expenses	(445,931)	(552,234)	106,303
Net (loss) income	$(8,833,392)	$1,945,065	$(10,778,457)

Revenue

We generate revenues primarily from providing cloud services and colocation services. Refer to Note 3. Revenue from Contracts with Customers for further information.

Cloud services revenue is derived from providing customers with access to high-performance computing infrastructure, including GPU clusters optimized for AI workloads. Our contracts are structured as usage-based or committed-capacity agreements, typically with pricing based on the type and quantity of GPUs deployed, duration of use, and associated infrastructure. Key factors that impact cloud services revenue include the number and performance class of GPUs deployed, hardware utilization, power availability at hosting sites, and the timing of new customer onboarding.

Colocation services revenue is generated from leasing data center space, power, and related infrastructure to customers who operate their own hardware. These contracts are generally multi-year agreements with fixed monthly fees based on committed power capacity (typically measured in kilowatts). Factors that affect colocation revenue include timing of site development and energization, contracted power levels, and customer expansion activity.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing units services, which we term cloud services, a new business line to provide services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $4.1 million, or 32.8%, to $16.6 million for the three months ended June 30, 2025 from $12.5 million for the three months ended June 30, 2024. The increase was primarily due to an increase in deployed GPU servers in the first quarter of 2025, and the $1.3 million service credit issued to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases, in the first quarter of 2024.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $1.7 million and $0 for the three months ended June 30, 2025 and 2024, respectively.

Cost of revenue

We incur cost of revenue from cloud services and colocation services.

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of: (i) cloud services operations — electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs and (ii) colocation services — electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs.

Cost of revenue — cloud services

For the three months ended June 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For The Three Months Ended June 30,
	2025	2024
Electricity costs	$598,748	$143,043
Datacenter lease expenses	1,365,599	605,220
GPU servers lease expenses	3,749,471	3,830,061
Other costs	799,470	16,977
Total	$6,513,288	$4,595,301

Electricity costs.    These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended June 30, 2025, electricity costs increased by $0.5 million, or 319%, compared to the electricity costs incurred for the three months ended June 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses.    We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended June 30, 2025, data center lease expenses increased by $0.8 million, or 126%, compared to the data center lease expenses incurred for the three months ended June 30, 2024. The increase primarily resulted from two additional datacenter leases entered after the second quarter of 2024.

GPU servers lease expenses.    We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended June 30, 2025, GPU servers lease expenses were relatively consistent with the same period in 2024, with a slight decrease of $0.1 million, or 2%.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended June 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For The Three Months Ended June 30,
	2025	2024
Electricity costs	$270,003	$—
Lease expenses	156,740	—
Wage expenses	169,543	—
Other costs	91,594	—
Total	$687,880	$—

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended June 30, 2025, electricity costs totaled $0.3 million. We had no electricity costs for the three months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended June 30, 2025 , data center lease expenses totaled $0.2 million. We had no data center lease expenses for the three months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended June 30, 2025, wage expenses totaled $0.2 million. We had no wage expenses for the three months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Depreciation and amortization expenses

For the three months ended June 30, 2025 and 2024, depreciation and amortization expenses were $5.1 million and $4.3 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our combined financial statements.

General and administrative expenses

For the three months ended June 30, 2025, our general and administrative expenses, totaling $15.5 million, were primarily comprised of share based compensation expenses of $6.5 million, salary and bonus expenses of $1.3 million, professional and consulting expenses of $5.7 million, marketing expenses of $0.5 million, and travel expenses of $0.2 million.

For the three months ended June 30, 2024, our general and administrative expenses, totaling $1.3 million, were primarily comprised of share based compensation expenses of $0.2 million, salary and bonus expenses of $0.3 million, professional and consulting expenses of $0.3 million, and marketing expenses of $0.2 million.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended June 30, 2025, is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States and Canada. We continue to maintain a valuation allowance against the deferred tax assets in United States and Canada as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $0.4 million and $0.6 million for the three months ended June 30, 2025, and 2024, respectively. The income tax provision was lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the operating loss incurred by Enovum in Canada.

Results of operations for the six months ended June 30, 2025 and 2024

The following discussion summarizes combined results of operations for the six months ended June 30, 2025 and 2024. This information should be read together with our combined financial statements and related notes included elsewhere in this report.

	For The Six Months Ended June 30,		Variance in
	2025	2024	Amount
Revenue	$35,423,511	$20,759,033	$14,664,478

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(13,818,011)	(7,752,628)	(6,065,383)
Depreciation and amortization expenses	(8,970,357)	(7,203,818)	(1,766,539)
General and administrative expenses	(19,754,485)	(2,458,408)	(17,296,077)
Total operating expenses	(42,542,853)	(17,414,854)	(25,127,999)

(Loss) income from operations	(7,119,342)	3,344,179	(10,463,521)

Other income, net	754,320	169,971	584,349

(Loss) income before provision for income taxes	(6,365,022)	3,514,150	(9,879,172)

Income tax expenses	(1,040,534)	(742,575)	(297,959)
Net (loss) income	$(7,405,556)	$2,771,575	$(10,177,131)

Revenue

We generate revenues primarily from providing cloud services and colocation services. Refer to Note 3. Revenue from Contracts with Customers for further information.

Cloud services revenue is derived from providing customers with access to high-performance computing infrastructure, including GPU clusters optimized for AI workloads. Our contracts are structured as usage-based or committed-capacity agreements, typically with pricing based on the type and quantity of GPUs deployed, duration of use, and associated infrastructure. Key factors that impact cloud services revenue include the number and performance class of GPUs deployed, hardware utilization, power availability at hosting sites, and the timing of new customer onboarding.

Colocation services revenue is generated from leasing data center space, power, and related infrastructure to customers who operate their own hardware. These contracts are generally multi-year agreements with fixed monthly or annual fees based on committed power capacity (typically measured in kilowatts). Factors that affect colocation revenue include timing of site development and energization, contracted power levels, and customer expansion activity.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing units services, which we term cloud services, a new business line to provide cloud services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $10.9 million, or 52.9%, to $31.4 million for the six months ended June 30, 2025 from $20.6 million for the six months ended June 30, 2024. The increase was primarily due to an increase in deployed GPU servers in the first quarter of 2025, and the $1.3 million service credit issued to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases, in the first quarter of 2024.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $3.4 million and $0 for the six months ended June 30, 2025 and 2024, respectively.

Cost of revenue

We incur cost of revenue from cloud services and colocation services.

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of: (i) cloud services operations — electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs and (ii) colocation services — electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs.

Cost of revenue — cloud services

For the six months ended June 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For The Six Months Ended June 30,
	2025	2024
Electricity costs	$1,188,851	$226,421
Datacenter lease expenses	2,639,653	1,306,110
GPU servers lease expenses	7,496,856	5,912,240
Other costs	1,292,769	307,857
Total	$12,618,129	$7,752,628

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the six months ended June 30, 2025, electricity costs increased by $1.0 million, or 425%, compared to the electricity costs incurred for the six months ended June 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the six months ended June 30, 2025, data center lease expenses increased by $1.3 million, or 102%, compared to the data center lease expenses incurred for the six months ended June 30, 2024. The increase primarily resulted from two additional datacenter leases entered after the second quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the six months ended June 30, 2025, GPU servers lease expenses increased by $1.6 million, or 27%, compared to the GPU servers lease expenses incurred for the six months ended June 30, 2024. The increase primarily resulted from a higher average number of GPU servers leased.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the six months ended June 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For The Six Months Ended June 30,
	2025	2024
Electricity costs	$493,060	$—
Lease expenses	307,277	—
Wage expenses	169,543	—
Other costs	230,002	—
Total	$1,199,882	$—

Electricity costs.    These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the six months ended June 30, 2025, electricity costs totaled $0.5 million. We had no electricity costs for the six months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses.    These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the six months ended June 30, 2025, data center lease expenses totaled $0.3 million. We had no data center lease expenses for the six months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the six months ended June 30, 2025, wage expenses totaled $0.2 million. We had no wage expenses for the six months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Depreciation and amortization expenses

For the six months ended June 30, 2025 and 2024, depreciation and amortization expenses were $9.0 million and $7.2 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our combined financial statements

General and administrative expenses

For the six months ended June 30, 2025, our general and administrative expenses, totaling $19.8 million, were primarily comprised of share based compensation expenses of $6.7 million, salary and bonus expenses of $2.5 million, professional and consulting expenses of $7.4 million, marketing expenses of $0.8 million, and travel expenses of $0.3 million.

For the six months ended June 30, 2024, our general and administrative expenses, totaling $2.5 million, were primarily comprised of share based compensation expenses of $0.3 million, salary and bonus expenses of $0.6 million, professional and consulting expenses of $0.6 million, and marketing expenses of $0.3 million.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the six months ended June 30, 2025, is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States and Canada. We continue to maintain a valuation allowance against the deferred tax assets in United States and Canada as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $1.0 million and $0.7 million for the six months ended June 30, 2025, and 2024, respectively. The income tax provision was higher during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the $0.5 million tax expense increase resulting from larger operating profit from White Fiber Iceland, partially offset by $0.2 million of tax benefits resulting from Evonum’s operating loss in Canada.

Discussion of Certain Balance Sheet Items as of June 30, 2025 and December 31, 2024

The following table sets forth selected information from our combined balance sheets as of June 30, 2025 and December 31, 2024. This information should be read together with our combined financial statements and related notes included elsewhere in this report.

	June 30, 2025	December 31, 2024	Variance in Amount
ASSETS
Current Assets
Cash and cash equivalents	$16,397,894	$11,671,984	$4,725,910
Restricted cash	3,732,792	3,732,792	-
Accounts receivable	6,491,562	5,267,863	1,223,699
Net investment in lease – current	3,517,921	2,546,519	971,402
Other current assets	20,151,049	23,285,682	(3,134,633)
Total Current Assets	50,291,218	46,504,840	3,786,378

Non-current assets
Deposits for property, plant and equipment	14,364,613	35,743,011	(21,378,398)
Property, plant, and equipment, net	229,956,425	89,203,483	140,752,942
Operating lease right-of-use assets	44,160,980	14,544,118	29,616,862
Net investment in lease – non-current	9,367,633	6,782,479	2,585,154
Other non-current assets	3,665,765	2,838,269	827,496
Investment securities	1,000,000	1,000,000	-
Deferred tax asset	108,358	104,642	3,716
Intangible assets	13,210,056	13,028,730	181,326
Goodwill	20,190,268	19,383,291	806,977
Total Non-Current Assets	336,024,098	182,628,023	153,396,075
Total Assets	$386,315,316	$229,132,863	$157,182,453

LIABILITIES
Current Liabilities
Accounts payable	$1,258,988	$2,346,510	$(1,087,522)
Income tax payable	759,481	985,191	(225,710)
Current portion of deferred revenue	11,640,667	30,698,458	(19,057,791)
Current portion of operating lease liability	5,160,985	4,372,544	788,441
Other payables and accrued liabilities	16,177,823	7,357,839	8,819,984
Total Current Liabilities	34,997,944	45,760,542	(10,762,598)

Non-current portion of operating lease liability	37,946,832	9,010,577	28,936,255
Non-current portion of deferred revenue	28,046	73,494	(45,448)
Deferred tax liability	4,981,833	3,776,124	1,205,709
Other long-term liabilities	392,686	785,371	(392,685)
Total non-current liabilities	43,349,397	13,645,566	29,703,831
Total Liabilities	$78,347,341	$59,406,108	$18,941,233

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $16.4 million and $11.7 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $6.8 million used in operating activities, net cash of $131.0 million used in investing activities, and net cash of $142.7 million provided by financing activities.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal. As of June 30, 2025 and December 31, 2024, the fixed maximum amount guaranteed under the letter of credit was $3.7 million and $3.7 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable was $6.5 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers.

Net investment in lease

Net investment in lease represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $3.5 million and $9.4 million, respectively as of June 30, 2025. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024.

Other current assets

Other current assets were $20.2 million and $23.3 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in prepayment to third parties of $7.2 million and a decrease in receivable from third parties of $0.2 million, partially offset by an increase in prepaid consulting services of $1.8 million and an increase in contract assets of $0.8 million.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2024, the balance as of June 30, 2025 decreased by $21.4 million, mainly due to the receipt of property and equipment of $86.3 million offset by prepayment of $64.9 million for property and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consisted of equipment used in our HPC businesses as well as construction in progress representing assets received but not yet put into service.

As of June 30, 2025, the HPC equipment had a net book value of $230.0 million. As of December 31, 2024, the HPC equipment had a net book value of $89.2 million.

Operating lease right-of-use assets and operating lease liability

As of June 30, 2025, operating right-of-use assets and operating lease liabilities were $44.2 million and $43.1 million, respectively. As of December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liability were $14.5 million and $13.4 million, respectively.

The increase in operating lease right-of-use assets and total operating lease liability of $29.7 million and $29.7 million respectively, were due to the additional leases for $30.5 million, partially offset by the amortization of the operating lease right-of-use assets totaling $2.3 million for the six months ended June 30, 2025.

Investment security

As of June 30, 2025 and December 31, 2024, our portfolio consists of an investment in a privately held company via a simple agreement for future equity (“SAFE”). The total balance of our investment security was $1.0 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation of in Enovum acquisition. Refer to Note 11. Goodwill And Intangible Assets of our combined financial statements for further information. As of June 30, 2025 and December 31, 2024, the Company recorded goodwill in the amount of $20.2 million and $19.4 million, respectively.

Intangible Assets

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 11. Goodwill and Intangible Assets for further information. As of June 30, 2025 and December 31, 2024, the total balance of intangible assets was $13.2 million and $13.0 million, respectively.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2024, the balance of accounts payable decreased by $1.1 million in the six months ended June 30, 2025, largely due to a higher volume of payments made.

Deferred revenue

Deferred revenue pertains to prepayments received from customers for HPC business.

As of June 30, 2025, the Company’s current and non-current portion of deferred revenue was $11.6 million and $28 thousand, respectively, compared to $30.7 million and $0.1 million, respectively, as of December 31, 2024. The decrease in deferred revenue of $19.1 million reflects the recognition of $22.5 million in revenue related to the successful fulfillment of performance obligations from our HPC services, partially offset by $3.4 million prepayments from customers for HPC services to be rendered in the future.

Non-GAAP Financial Measures

In addition to combined U.S. GAAP financial measures, we consistently evaluate our use of and calculation of the non-GAAP financial measures, such as EBITDA and Adjusted EBITDA. These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, EBITDA and Adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as our EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations. The adjustments currently include non-cash expenses such as share-based compensation expenses.

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments.

Adjusted EBITDA is provided in addition to and should not be considered to be a substitute for, or superior to net income, the comparable measures under U.S. GAAP. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under U.S. GAAP.

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the three months ended and six months ended June 30, 2025 and 2024 are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP income (loss) from operations:
Net (loss) income	$(8,833,392)	$1,945,065	$(7,405,556)	$2,771,575
Depreciation and amortization expenses	5,140,713	4,322,291	8,970,357	7,203,818
Income tax expenses	445,931	552,234	1,040,534	742,575
EBITDA	(3,246,748)	6,819,590	2,605,335	10,717,968

Adjustments:
Share-based compensation expenses	6,529,582	170,857	6,667,595	262,015
Adjusted EBITDA	$3,282,834	$6,990,447	$9,272,930	$10,979,983

Liquidity and capital resources

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $16.4 million, restricted cash of $3.7 million, and accounts receivable of $6.5 million.

As of June 30, 2025, we had working capital of $15.3 million as compared to working capital of $0.7 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

Historically, as part of Bit Digital, the Company relied on Bit Digital to meet its working capital and financing requirements prior to generating revenue. To date, we have primarily funded our operations through operating cash flows and equity financing provided by Bit Digital via public and private securities offerings of Bit Digital’s ordinary shares.

Following the Reorganization, our capital structure and sources of liquidity will change from our historical capital structure because we will no longer participate in Bit Digital’s cash management process. The Company’s ability to fund its operating needs in the future will depend on the ongoing ability to generate positive cash flow from our operations and raise capital in the capital markets on our own. Based upon our history of generating strong cash flows, we believe that we will be able to meet our short-term liquidity needs.

We believe that our cash on hand and anticipated cash from operations, together with the net proceeds from our IPO, will be sufficient to finance our operations for at least the next twelve months from the date of this report. However, there can be no assurance that we will not require additional financing or that future financing can obtain these funds on acceptable terms or at all or that we can maintain or increase our current revenues.

Our future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development and capital investment required, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, we expect to incur additional costs as a result of operating as a public company. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash flows

	For the six months ended June 30,
	2025	2024
Net Cash (Used) Provided in Operating Activities	$(6,832,638)	335,794
Net Cash Used in Investing Activity	(130,960,748)	(4,395,151)
Net Cash Provided by Financing Activity	142,723,173	11,185,364
Net (decrease) increase in cash, cash equivalents and restricted cash	4,929,787	7,126,007
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203,877)	-
Cash, cash equivalents and restricted cash, beginning of year	15,404,776	652,566
Cash, cash equivalents and restricted cash, end of year	$20,130,686	7,778,573

Operating Activities

Net cash used in operating activities was $6.8 million for the six months ended June 30, 2025, derived mainly from (i) a net loss of $7.4 million for the six months ended June 30, 2025 adjusted for depreciation expenses of property and equipment of $9.0 million and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in deferred revenue of $19.0 million, a decrease in other current assets of $3.3 million, an increase in accounts receivable of $1.2 million, a decrease in accounts payable of $1.1 million, a decrease in other long-term liabilities of $0.4 million, an increase in other payables and accrued liabilities of $8.5 million, a decrease in net investment in lease of $1.3 million, a decrease in lease liability of $2.2 million, and an increase in deferred tax liability of $1.0 million.

Net cash provided by operating activities was $0.3 million for the six months ended June 30, 2024, derived mainly from (i) a net income of $2.8 million for the six months ended June 30, 2024 adjusted for depreciation expenses of property and equipment of $7.2 million and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in deferred revenue of $13.1 million, a decrease in other current assets of $8.9 million, a decrease in other non-current assets of $0.2 million, an increase in accounts payable of $1.7 million, a decrease in other payables and accrued liabilities of $4.4 million, a decrease in net investment in lease of $0.5 million, and an increase in deferred tax liability of $0.4 million.

Investing Activity

Net cash used in investing activity was $131.0 million for the six months ended June 30, 2025, attributable to purchases of and deposits made for property, plant, and equipment of $131.0 million.

Net cash used in investing activity was $4.4 million for the six months ended June 30, 2024, primarily attributable to purchases of and deposits made for property, plant, and equipment of $3.4 million and investment in SAFE of $1.0 million.

Financing Activity

Net cash provided by financing activity was $142.7 million for the six months ended June 30, 2025, attributable to net transfers from parent of $142.7 million.

Net cash provided by financing activity was $11.2 million for the six months ended June 30, 2024, attributable to net transfers from parent of $11.2 million.

Royal Bank of Canada Credit Facility

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), the largest bank in Canada, to finance its data centers business. The facility provides up to CAD $60 million (approximately USD $43.8) in aggregate financing. Proceeds will be used to support the continued buildout of the Company’s HPC data center portfolio. Refer to the Overview section above for further details.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our combined financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the combined financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our combined financial statements. For a summary of significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Notes to Unaudited Condensed Combined Financial Statements included elsewhere herein.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had, or are expected to have, a material impact on our results of operations, financial position and/or cash flows.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company and may take advantage of these exemptions until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of this offering; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our Ordinary Shares held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In October 2024, we acquired 100% of the equity interests of Enovum Data Centers Corp (“Enovum”). We are currently in the process of integrating Enovum’s operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions, there were no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 15. Commitments and Contingencies in our Notes to Unaudited Condensed Combined Financial Statements included elsewhere herein.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company. You should refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our combined financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2025, the Company completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting aggregate underwriting discounts and commissions of $11,156,250 and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital, Inc. held all of the issued and outstanding ordinary shares of WhiteFiber. After giving effect to the Offering including the over-allotment option exercised by the underwriters in full, Bit Digital holds approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters related to this initial public offering fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses.

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Contribution”). The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. No. 333-288650) (the “Registration Statement”), of WhiteFiber was declared effective by the SEC.

The effective date of the Registration Statement for which the use of proceeds is being disclosed was August 6, 2025. The Offering commenced on August 7, 2025. The securities which were registered were the Company’s ordinary shares, $.01 par value. As of August 31, 2025, the Company incurred approximately $13.9 million of offering expenses, including underwriting discounts and commissions, expenses paid to or for the underwriters, and for other expenses. As of August 31, 2025, the Company had expended approximately $4.2 million for the construction of plant, building and facilities, $0.5 million for the purchase and installment of machinery and equipment, and $nil for real estate. No material changes were made in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
2.1	Section 351 Contribution Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.(1)#

3.1	Certificate of Incorporation, as amended(2)

3.2	Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc.(3)

10.1	Transition Services Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.(4)

10.2#	Credit Facilities dated June 18, 2025 among Enovum Data Centers Corp and its subsidiaries and the Royal Bank of Canada.(5)

10.3+	Director Agreement dated as of April 15, 2025, by and between WhiteFiber, Inc. and David Andre.(6)

10.4+	Director Agreement dated as of May 5, 2025, by and between WhiteFiber, Inc. and Pruitt Hall.(7)

10.5+	Director Agreement dated as of May 14, 2025 by and between WhiteFiber, Inc. and Erke Huang.(8)

10.6+	Director Agreement dated as of May 30, 2025 by and between WhiteFiber, Inc. and Ichi Shih.(9)

10.7+	Director Agreement dated as of June 4, 2025 by and between WhiteFiber, Inc. and Juishi (Bill) Xiong.(10)

10.8	Form of Indemnification Agreement between the Company and its directors and executive officers.(11)

10.9	MTL-3 Lease agreement dated April 10, 2025.(12)

10.10†	Purchase Agreement dated as of April 10, 2025, by and between Enovum Data Centers and Unifi Manufacturing, Inc.(13)

10.11	Capacity Agreement from Duke Energy Carolinas, LLC.(14)

10.12†	Amendment to Real Estate Purchase and Sale Agreement dated as of May 19, 2025 between Enovum Data Centers Corp and Unifi Inc. for NC-1.(15)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith (unless otherwise noted as being furnished herewith).
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

#	The Registrant has redacted provisions or terms of this exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the exhibit have been redacted, this exhibit includes a prominent statement on the first page of the exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2025)
(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(5)	Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(6)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(7)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(8)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(9)	Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(10)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(11)	Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(12)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(13)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(14)	Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)
(15)	Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteFiber, Inc.

Date: September 17, 2025	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2025	By:	/s/ Erke Huang
Erke Huang
Chief Financial Officer
(Principal Financial Officer)