Form 10-Q
period 2025-09-30
WhiteFiber, Inc.
filed 2025-11-13
CIK 2042022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42780

WHITEFIBER, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	61-2222606
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, Suite 30, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 801-0779

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $.01 par value	WYFI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, the registrant had 38,259,989 Ordinary Shares, $0.01 par value per share, outstanding.

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

You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include, but are not limited to:

●	our ability to integrate the operations of Enovum (as defined below) and any hereafter acquired companies into our HPC Business (as defined below) segment;

●	our ability to purchase GPUs (as defined below) on a timely basis to service our cloud service customers;

●	supply chain disruptions, which may have a material adverse effect on the Company’s performance;

●	our failure to effectively manage our growth, strategic investments, combination, joint-ventures, acquisitions or alliances, which could disrupt our business;

●	the loss of any member of our executive management team, capital markets and interest rate risks;

●	significant customer concentration;

●	our failure to innovate and provide cloud services to our customers and partners;

●	a substantial decrease in the demand for data centers;

●	volatility in the supply and price of power in the open markets;

●	our limited history of operating as an independent public company;

●	export restitution and tariffs, particularly with Canada concerning our supplies and operations;

●	issues in the development and use of AI (as defined below);

●	regulations that target AI, and governmental regulations;

●	other legal obligations related to data privacy, data protection and information security; and

●	other factors discussed under the heading “Risk Factors” in our prospectus filed with the SEC on August 8, 2025 pursuant to Rule 424(b)(4) (the “IPO Prospectus”), in Part II, Item 1.A of this Form 10-Q and in other reports that the Registrants file from time to time with the SEC.

ii

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

iii

Item 1. Financial Statements and Supplementary Data

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$166,490,556	$11,671,984
Restricted cash	3,732,792	3,732,792
Accounts receivable, net	17,441,029	5,267,863
Net investment in lease - current, net	4,126,623	2,546,519
Other current assets, net	19,763,083	23,285,682
Total current assets	211,554,083	46,504,840

Non-current assets
Deposits for property, plant, and equipment	9,879,576	35,743,011
Property, plant, and equipment, net	244,084,322	89,203,483
Operating lease right-of-use assets	42,214,486	14,544,118
Net investment in lease - non-current, net	10,798,088	6,782,479
Investment security	1,000,000	1,000,000
Deferred tax asset	106,784	104,642
Intangible assets, net	12,808,901	13,028,730
Goodwill	19,848,419	19,383,291
Amounts due from related parties	1,483,526	-
Other non-current assets, net	1,296,718	2,838,269
Total non-current assets	343,520,820	182,628,023

Total assets	$555,074,903	$229,132,863

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,361,367	$2,346,510
Current portion of deferred revenue	7,774,675	30,698,458
Current portion of operating lease liabilities	5,286,640	4,372,544
Income tax payable	759,475	985,191
Other payables and accrued liabilities	13,210,275	7,357,839
Total current liabilities	32,392,432	45,760,542

Non-current liabilities
Non-current portion of operating lease liabilities	36,069,430	9,010,577
Non-current portion of deferred revenue	13,671	73,494
Deferred tax liabilities	4,984,110	3,776,124
Amounts due to related parties	367,033	-
Other long-term liabilities	196,343	785,371
Total non-current liabilities	41,630,587	13,645,566

Total liabilities	$74,023,019	59,406,108

Equity
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 38,259,989 and 27,043,750 shares issued, 38,259,989 and 27,043,750 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	382,601	270,438
Additional paid-in capital	503,616,188	170,877,982
(Accumulated deficit) retained earnings	(23,015,379)	143,893
Accumulated other comprehensive income (loss)	68,474	(1,565,558)
Total equity	481,051,884	169,726,755
Total liabilities and equity	$555,074,903	$229,132,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Cloud services	$18,032,898	$12,151,303	$49,470,499	$32,718,084
Colocation services	1,692,280	-	5,059,693	-
Other	454,588	130,144	1,073,085	322,396
Total Revenues	20,179,766	12,281,447	55,603,277	33,040,480

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Cloud services	(6,314,548)	(5,459,667)	(18,932,677)	(13,212,295)
Colocation services	(674,947)	-	(1,874,829)	-
Depreciation and amortization expenses	(6,371,178)	(4,324,751)	(15,341,535)	(11,528,569)
General and administrative expenses	(21,323,157)	(3,344,402)	(41,077,642)	(5,802,810)
Total operating expenses	(34,683,830)	(13,128,820)	(77,226,683)	(30,543,674)

(Loss) income from operations	(14,504,064)	(847,373)	(21,623,406)	2,496,806

Net loss from disposal of property and equipment	(338,222)	-	(338,222)	-
Other (loss) income, net	(844,732)	866,429	(90,412)	1,036,399
Total other (loss) income, net	(1,182,954)	866,429	(428,634)	1,036,399

(Loss) income before income taxes	(15,687,018)	19,056	(22,052,040)	3,533,205

Income tax expense	(66,698)	(383,619)	(1,107,232)	(1,126,193)
Net (loss) income	$(15,753,716)	$(364,563)	$(23,159,272)	$2,407,012
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,289,571)	-	1,634,032	-
Total comprehensive (loss) income	(17,043,287)	(364,563)	(21,525,240)	2,407,012

Weighted average number of ordinary share outstanding
Basic	33,742,031	27,043,750	29,325,582	27,043,750
Diluted	33,742,031	27,043,750	29,325,582	27,043,750

Earnings (loss) per share
Basic	$(0.47)	(0.01)	(0.79)	0.09
Diluted	$(0.47)	(0.01)	(0.79)	0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	Common Shares	Par Value	Additional paid-in capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
Balances as of December 31, 2023	27,043,750	270,438	50,605,750	(1,225,949)	-	49,650,239
Net Parent Investment	-	-	9,289,559	-	-	9,289,559
Net income	-	-	-	826,510	-	826,510
Balances as of March 31, 2024	27,043,750	270,438	59,895,309	(399,439)	-	59,766,308
Net Parent Investment	-	-	1,895,805	-	-	1,895,805
Net income	-	-	-	1,945,065	-	1,945,065
Balances as of June 30, 2024	27,043,750	270,438	61,791,114	1,545,626	-	63,607,178
Net Parent Investment	-	-	2,515,376	-	-	2,515,376
Net loss	-	-	-	(364,563)	-	(364,563)
Balances as of September 30, 2024	27,043,750	270,438	64,306,490	1,181,063	-	65,757,991

Balances as of December 31, 2024	27,043,750	270,438	170,877,982	143,893	(1,565,558)	169,726,755
Net Parent Investment	-	-	49,974,548	-	-	49,974,548
Other comprehensive loss	-	-	-	-	(504,606)	(504,606)
Net income	-	-	-	1,427,836	-	1,427,836
Balances as of March 31, 2025	27,043,750	270,438	220,852,530	1,571,729	(2,070,164)	220,624,533
Net Parent Investment	-	-	92,748,625	-	-	92,748,625
Other comprehensive income	-	-	-	-	3,428,209	3,428,209
Net loss	-	-	-	(8,833,392)	-	(8,833,392)
Balances as of June 30, 2025	27,043,750	270,438	313,601,155	(7,261,663)	1,358,045	307,967,975
Share-based compensation expense	-	-	(55,520)	-	-	(55,520)
Net Parent Investment	-	-	14,691,114	-	-	14,691,114
Issuance of ordinary shares/initial public offering, net of offering costs	9,375,000	93,750	144,380,239	-	-	144,473,989
Issuance of ordinary shares/over-allotment option exercise, net of offering costs	1,406,250	14,063	22,175,132	-	-	22,189,195
Share-based compensation in connection with issuance of ordinary shares to employees	192,636	1,926	3,841,290	-	-	3,843,216
Share-based compensation in connection with issuance of ordinary shares to consultants	235,294	2,353	4,837,645	-	-	4,839,998
Share-based compensation in connection with issuance of ordinary shares to director	7,059	71	145,133	-	-	145,204
Other comprehensive loss	-	-	-	-	(1,289,571)	(1,289,571)
Net loss	-	-	-	(15,753,716)	-	(15,753,716)
Balances as of September 30, 2025	38,259,989	382,601	503,616,188	(23,015,379)	68,474	481,051,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(23,159,272)	$2,407,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	15,341,535	11,528,569
Share-based compensation expenses	8,772,898	-
Loss from disposal of property, plant, and equipment	338,222	-
Current expected credit losses	60,402	-
Changes in assets and liabilities:
Operating lease right-of-use assets	3,682,099	1,721,954
Accounts receivable	(12,160,009)	(3,910,976)
Net investment in lease	2,291,771	790,018
Other current assets	3,554,298	(8,758,187)
Other non-current assets	1,550,791	490,581
Accounts payable	3,006,642	2,189,451
Income tax payable	(225,716)	958,964
Other payables and accrued liabilities	134,608	(946,064)
Other long-term liabilities	(589,028)	(1,883,333)
Deferred revenue	(23,002,130)	16,926,551
Lease liabilities	(3,351,658)	(1,721,954)
Deferred tax liabilities	1,111,867	167,229
Amounts due from related parties	(1,116,662)	-
Net Cash (Used in) Provided by Operating Activities	(23,759,342)	19,959,815

Cash Flows from Investing Activity:
Purchases of and deposits made for property, plant, and equipment	(146,492,237)	(6,188,504)
Investment in SAFE	-	(1,000,000)
Proceeds from disposal of property, plant and equipment	1,024,000	-
Net Cash Used in Investing Activity	(145,468,237)	(7,188,504)

Cash Flows from Financing Activity:
Net transfers from Parent	157,414,287	13,700,740
Proceeds from issuance of ordinary shares/initial public offering, net of offering costs	144,473,989	-
Proceeds from issuance of ordinary shares/ over-allotment option exercise, net of offering costs	22,189,195	-
Net Cash Provided by Financing Activity	324,077,471	13,700,740

Net increase in cash, cash equivalents and restricted cash	154,849,892	26,472,051
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31,320)	-
Cash, cash equivalents and restricted cash, beginning of period	15,404,776	652,566
Cash, cash equivalents and restricted cash, end of period	$170,223,348	$27,124,617

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$225,000	$-
Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$31,241,763	$6,399,602
Reclassification of deposits to property, plant and equipment	$103,482,853	$6,425,329
Net investment in sales-type lease of equipment	$7,939,715	$4,538,545

Reconciliation of cash, cash equivalents and restricted cash

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$166,490,556	$11,671,984
Restricted cash	3,732,792	3,732,792
Total	$170,223,348	$15,404,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

WhiteFiber, Inc. (“WhiteFiber” or “the Company”) is a leading provider of high-performance computing (“HPC”) data centers and cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as artificial intelligence (“AI”) applications and machine learning (“ML”) developers. Our HPC Tier-3 data centers provide hosting and colocation services. Our cloud services support generative AI workstreams, especially training and inference. WhiteFiber ordinary shares, par value $0.01 per share (the “Ordinary Shares”), are listed on the Nasdaq Stock Market LLC (Nasdaq:WYFI). The terms “we,” “us,” “our” or the “Company” mean WhiteFiber and its consolidated or combined subsidiaries.

On August 8, 2025, we completed the initial public offering (“IPO” or “Offering”) of our Ordinary Shares at a public offering price of $17.00 per share. The Company and B. Riley Securities, Inc. and Needham & Company, LLC, as representatives of the several underwriters (the “Underwriters”), entered into an underwriting agreement (the “Underwriting Agreement”), pursuant to which the Company agreed to offer and sell, and the Underwriters agreed to purchase, 9,375,000 Ordinary Shares. The Underwriters were also granted a 30-day option (“over-allotment option”) to purchase up to an additional 1,406,250 Ordinary Shares. On September 2, 2025, the Underwriters fully exercised their option to purchase the additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share.

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital Inc. (“Bit Digital” or “BTBT”), pursuant to which Bit Digital contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer will be accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber (the “Registration Statement”) was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, Bit Digital owns approximately 71% of WhiteFiber.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements presented for periods on or after August 6, 2025, the date on which the Contribution was completed, are presented on a consolidated basis, and include the financial position, results of operations and cash flows of the Company. The financial statements for the periods prior to August 6, 2025 are presented on a combined basis, and reflect the historical combined financial position, results of operations and cash flows of WhiteFiber, as the operations were under common control of Bit Digital and reflect the historical combined financial position, results of operations and cash flows of those legal entities. Intercompany transactions and balances have been eliminated.

The financial information for the periods prior to August 6, 2025 represents the historical combined financial position and results of operation of WhiteFiber AI, incorporated on October 19, 2023. The results of Enovum (as defined below) are reflected following its acquisition on October 11, 2024. This information is derived from the consolidated financial statements and accompanying records of Bit Digital using the historical results of operations and historical basis of assets and liabilities of the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the condensed combined financial statements. The financial statements also include expense allocations for certain functions provided by Bit Digital, including, but not limited to, certain general corporate expenses related to finance, tax, investor relations, and marketing. These general corporate expenses are included in the condensed consolidated statements of operations within general and administrative expenses. Direct usage has been used to attribute expenses that are specifically identifiable to the Company, where practicable. In certain instances, these expenses have been allocated to the Company primarily based on the percentage of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the period presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

For the period beginning August 6, 2025, the condensed consolidated financial information represents the Company’s financial position and results of operation as a stand-alone public Company. Following the Reorganization and IPO, the Company may perform certain functions using its own resources or purchased services. For an interim period following the Reorganization and IPO, however, some of these functions will continue to be provided by Bit Digital, under the Transition Services Agreement entered into between WhiteFiber and Bit Digital on July 30, 2025 (the “Transition Services Agreement”).

The condensed consolidated financial information as of December 31, 2024 included herein has been derived from the audited consolidated financial statements for the year ended December 31, 2024 included in our Prospectus.

Management believes all adjustments necessary for a fair statement of balance sheet, results of operations, and cash flows have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year.

Use of estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate, related to cloud service equipment included in “Property, plant and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was a reduction in depreciation and amortization expense of $7.5 million and a benefit to net income of $5.9 million for the nine months ended September 30, 2025, and was a reduction in depreciation and amortization expense of $2.5 million and a benefit to net income of $1.9 million, or $0.06 per basic share and $0.06 per diluted share, for the three months ended September 30, 2025.

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

Accounts Receivable, net

Accounts receivable consist of amounts due from our customers. Receivables are recorded at the invoiced amount less current expected credit losses for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine current expected credit losses that reflects its best estimate of the lifetime expected credit losses. Uncollectible accounts are written off against the current expected credit losses when collection does not appear probable.

Due to the short-term nature of the Company’s accounts receivable, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the current expected credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors, including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns. Credit loss expense, inclusive of credit loss expense on all categories of financial assets, is recorded within General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Below is the roll forward of the balance of deposits for property, plant and equipment for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
Opening balance	$35,743,011	$4,127,371
Reclassification to property, plant, and equipment	(103,482,853)	(23,225,217)
Addition of deposits for property, plant, and equipment	77,619,418	55,922,142
Adjustment(a)	-	(1,081,285)
Ending balance	$9,879,576	$35,743,011

(a)	The adjustment represents a reimbursement from the customer for equipment purchased under an existing service agreement, resulting from the customer’s request to upgrade to a newer generation of GPUs for future deployment.

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

Investment security

As of September 30, 2025 and December 31, 2024, investment security represents the Company’s investment in a privately held company via a simple agreement for future equity (“SAFE”).

SAFE investments provide the Company with the right to participate in future equity financing of preferred stock. The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition, and the presentation reflected in the condensed consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s condensed consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepayment and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred and not included in the measurement of right-of-use assets and operating lease liabilities.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s condensed consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant.

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

Contract costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, including commissions that are incurred directly related to obtaining customer contracts. We amortize the deferred contract costs on a straight-line basis over the expected period of benefit. These amounts are included in the accompanying condensed consolidated balance sheets, with the capitalized costs to be amortized to commission expense over the expected period of benefit included in Other current assets and Non-current assets and commission expense payable included in Other current liabilities and Other long-term liabilities.

The Company capitalized lease expense incurred in December 2023 that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfilling customer contracts and is expected to be recovered. The capitalized lease expense was reclassified as lease expense in January 2024.

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of September 30, 2025. Deferred revenues are recognized as revenue when recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to our cloud services, including electricity costs, data center lease costs, data center employees’ wage expenses, and other relevant costs, and (ii) direct production costs related to our colocation services, including electricity costs, lease costs and other relevant costs.

Cost of revenue excludes depreciation expenses, which are separately stated in the Company’s consolidated statements of operations.

Foreign currency

Accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income, net of any related taxes, in total equity. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are remeasured into that entity’s functional currency resulting in exchange gains or losses recorded in other income (expense), net.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is composed of the Chief Executive Officer and Chief Financial Officer who use segment gross profit (loss) to assess the performance of the business of our reportable operating segments. Asset information is not used by the CODM to evaluate performance or allocate resources.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary share participating in the earnings of the entity.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. Related parties include the Company’s principal shareholders, subsidiaries, affiliates, directors, executive officers, and entities under common control or significant influence, as well as any immediate family members of such persons.

Transactions with related parties are identified and recorded based on written agreements or other substantiating documentation and are undertaken in the ordinary course of business. Management evaluates whether terms of related party transactions are consistent with those that could be obtained in arm’s-length transactions. Significant related party balances and transactions are disclosed in the financial statements when material.

The Company discloses the nature of its related-party relationships, the type and amounts of transactions, outstanding balances (including receivables and payables), and any commitments or guarantees with related parties in the notes to the financial statements. Amounts due from or to related parties are generally unsecured, non-interest-bearing, and settled in cash unless otherwise disclosed.

In preparing the financial statements, management evaluates whether any related-party transactions require elimination upon consolidation, recognition of gain or loss, or reclassification, and ensures that appropriate disclosures are made for all material transactions.

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

Share-based compensation

The Company’s eligible employees have traditionally participated in Bit Digital’s shared-based compensation plans and continued to do so until the IPO was completed. The Company recognized compensation expenses for its employees and non-employees, in addition to an allocation portion of share-based compensation expenses associated with Bit Digital’s shared employees.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) pursuant to which 4,000,000 Ordinary Shares are authorized for issuance with respect to awards that may be granted to any directors, employees and consultants of the Company or affiliated companies. The 2025 Plan provides for Plan provides share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments.

After the IPO, the Company’s eligible employees participate in WhiteFiber’s shared-based compensation plans. The Company accounts for share-based compensation in accordance with ASC 718, Compensation and ASC 505, Equity, which require all share-based payments to employees and members of the board of directors to be recognized as expense in the consolidated financial statements based on their grant date fair values. The Company has elected not to estimate forfeitures of its share-based compensation awards but recognizes the reversal in compensation expense in the period in which the forfeiture occurs. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards.

The Company has granted RSUs to certain employees and non-employees. Some of the RSUs contain a performance condition, and vesting is determined based on achievement of a performance metric. Compensation expense is recognized on a straight-line basis over the service period based on the expected attainment of a performance metric. At each reporting period, the Company reassesses the probability of the achievement of the performance metric, and any increase or decrease in share-based compensation expense resulting from an adjustment in the number of shares expected to vest is treated as a cumulative catch-up in the period of adjustment.

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of September 30, 2025 or on the statements of operations for the three and nine months ended September 30, 2025.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic ASC 350-40) which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40, but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company has adopted this ASU as of July 1, 2025 and prospectively applied the updated ASU.

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

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 15. Segment Reporting.

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

During the nine months ended September 30, 2025, the Company accrued an estimated service credit of approximately $2.0 million to a customer under the terms of the contract. During the nine months ended September 30, 2024, the Company issued a service credit of $1.9 million to a customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases.

The Company’s cloud services revenue has been generated from Iceland.

Data center/Colocation services

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

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of September 30, 2025, capitalized costs to obtain a contract totaled $1.2 million, and the outstanding commission expense payable was $1.6 million. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of September 30, 2025 and December 31, 2024, contract assets were $1.1 million and $nil, respectively.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2025 and December 31, 2024, contract liabilities were $7.8 million and $30.8 million, respectively.

During the three months ended September 30, 2025 and 2024, $3.8 million and $nil, respectively, and during the nine months ended September 30, 2025 and 2024, $26.3 million and $13.1 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

During the three months ended September 30, 2025 and 2024, $2.1 million and $nil, respectively, and during the nine months ended September 30, 2025 and 2024, $6.1 million and $nil, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of September 30, 2025:

	2025	2026	2027	2028	2029	Total
Colocation Services	$1,670,626	$3,862,221	$611,353	$92,435	$-	$6,236,635
Other Revenue	423,741	1,352,323	918,966	612,206	$289,473	3,596,709
Total contract liabilities	$2,094,367	$5,214,544	$1,530,319	$704,641	$289,473	$9,833,344

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

Through September 30, 2025, the Company recognized $2,080,253 of acquisition-related costs as expense in the statements of operations line item “General and Administrative Expense.”

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Revenue	$13,618,092	$36,369,579
Net (loss) income	$(373,294)	$2,055,242

These pro forma results are presented for information purposes only and do not necessarily reflect the actual results that would have been achieved had the acquisition occurred on the date assumed, nor are they indicative of future consolidated results of operations.

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Enovum to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, right-of-use asset and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.

Enovum commenced its operations in October 2023. Therefore, is it impracticable to estimate and present pro forma revenue and net income of the consolidated entity as though the business combination had occurred as of January 1, 2023.

Real estate Acquisition – Montreal, Canada

On December 27, 2024, the Company acquired the building and land, together with all the related improvements, located in Montreal, Canada, from an unrelated third party. The total consideration consisted of approximately $23.3 million in cash.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $23.3 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

Real estate Acquisition – Madison, North Carolina

On May 20, 2025, the Company acquired the building and land, together with all the related improvements owned by Unifi Manufacturing, Inc. (“Unifi Transaction”) that were located in Madison, North Carolina. The total consideration consisted of $45.0 million in cash, including the initial deposit of $2.2 million.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $45.0 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 17. Commitments and Contingencies).

5. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Prepaid consulting service expenses	$2,999,826	$1,050,000
Deferred contract costs	982,039	982,039
Contract assets	807,322	-
Prepayment to third parties (a)	8,253,099	15,402,145
Receivable from third parties	6,643,917	5,784,589
Others	78,024	66,909
Less: Current expected credit losses	(1,144)	-
Total	$19,763,083	$23,285,682

(a)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

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

As of September 30, 2025 and December 31, 2024, operating right-of-use assets were $42.2 million and $14.5 million, respectively and operating lease liabilities were $41.4 million and $13.4 million, respectively. For the three months ended September 30, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $1.4 million and $0.8 million, respectively and for nine months ended September 30, 2025 and 2024, $3.7 million and $1.7 million, respectively.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$5,319,352	$4,884,752	$15,858,737	$11,996,992
Short-term lease costs	54,525	1,500	166,550	4,500
Sublease income	(6,534)	-	(19,300)	-
Total lease costs	$5,367,343	$4,886,252	$16,005,987	$12,001,492

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$1,865,044	$1,010,000	$4,907,573	$2,210,000
Weighted average remaining lease term – operating lease	21.5	2.5	21.5	2.5
Weighted average discount rate – operating lease	6.4%	10.0%	6.4%	10.0%

The following table represents our future minimum operating lease payments as of September 30, 2025:

Year	Amount
2025	$1,865,044
2026	7,393,275
2027	3,660,348
2028	2,247,084
2029	2,037,351
2030 and Thereafter	55,758,253
Total undiscounted lease payments	72,961,355
Less: present value discount	(31,605,285)
Present value of lease liability	$41,356,070

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended September 30, 2025 and 2024, the GPU server lease expense amounted to $3.5 million and $3.9 million, respectively and for the nine months ended September 30, 2025 and 2024, the GPU server lease expense amounted to $11.0 million and $9.8 million, respectively.

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

During the quarter ended September 30, 2025, the Company entered into one sales-type lease agreement as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in June 2030.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income related to net investment in lease	$454,588	$130,144	$1,073,085	$322,396

Interest income is included in the condensed consolidated statements of operations under the caption “Revenue.”

The components of net investment in sales-type leases were as follows:

	September 30, 2025	December 31, 2024
Net investment in lease, net - lease payment receivable	$14,924,711	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of September 30, 2025:

Year	Sales-Type Lease
2025	$1,404,591
2026	5,618,362
2027	3,636,831
2028	3,636,831
2029	3,428,121
2030 and Thereafter	848,915
Total future minimum receipts	18,573,651
Unearned interest income	(3,596,709)
Less: Current expected credit losses	(52,231)
Net investment in lease, net	$14,924,711

The present value of minimum sales-type receipts of $14,924,711 is included in the condensed consolidated balance sheets under the caption “Net investment in lease.”

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of September 30, 2025 were as follows:

Year	Operating Lease
2025	$6,468
2026	25,871
2027	25,871
2028	25,871
2029	25,871
2030 and Thereafter	73,301
Total future receipts	$183,253

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	September 30, 2025	December 31, 2024
Cloud service equipment	$144,557,095	$63,360,624
Colocation service equipment	15,340,860	12,509,288
Purchased software and internal-use software development costs	3,371,723	495,285
Land	6,456,862	3,502,539
Building	60,868,626	19,474,743
Leasehold Improvements	2,479,199	2,032,691
Other property and equipment	29,763	29,066

Less: Accumulated depreciation	(32,153,440)	(17,325,410)
	200,950,688	84,078,826
Construction in progress	43,133,634	5,124,657
Property, plant, and equipment, net	$244,084,322	$89,203,483

For the three months ended September 30, 2025 and 2024, depreciation and amortization expenses were $6.2 million and $4.3 million, respectively and for the nine months ended September 30, 2025 and 2024, depreciation and amortization expenses were $14.8 million and $11.5 million, respectively. Construction in Progress represents assets received but not placed into service as of September 30, 2025 and December 31, 2024.

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

During the quarter ended September 30, 2025, the Company purchased servers and network equipment totaling $3,041,389 and almost immediately thereafter, we entered into one sales-type lease agreement effective July 2025 with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 6. Leases for more information.

Disposals of Property, Plant and Equipment

For the nine months ended September 30, 2025, the Company sold 64 InfiniBand (IB) Switches for a total consideration of $ 1.0 million. On the date of the transaction, the carrying amount of these switches was $1.4 million. The Company recognized a loss of $338,222 from the sale which was recorded within Net loss from disposal of property, plant and equipment. As of the date of this report, the Company has collected the cash consideration of $1.0 million.

8. INVESTMENT SECURITY

As of September 30, 2025 and December 31, 2024, investment security represents the Company’s investment of $1,000,000 in a privately held company via a simple agreement for future equity (“SAFE”).

On June 30, 2024 (the “Effective Date”), the Company entered into a SAFE agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”), or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the condensed consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the condensed consolidated statements of operations.

At September 30, 2025, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. As of September 30, 2025, the investment continues to be reported at its original cost of $1,000,000. No upward or downward adjustments were recorded for the three and nine months ended September 30, 2025.

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Deposits (a)	$262,630	$423,511
Deferred contract costs	245,510	982,039
Contract assets	336,384	-
Others	453,117	1,432,719
Less: Current expected credit losses	(923)	-
Total	$1,296,718	$2,838,269

(a)	The balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services. The deposits are refundable upon expiration of the agreement.

10. SHARE-BASED COMPENSATION

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) which provides for share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 685,290 RSUs granted as of September 30, 2025.

From time to time, the Company grants equity awards under its 2025 Plan to employees of Bit Digital as consideration for services rendered to the Company. These awards are settled in shares of the Company’s ordinary shares and might be accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

Certain employees of the Company have historically participated in Bit Digital’s 2023 Omnibus Equity Incentive Plan and 2025 Omnibus Equity Incentive Plan (collectively, the “Bit Digital Plan”) which provide long-term incentive compensation to employees, consultants, officers and directors. Until the IPO was completed, certain employees of the Company continued to participate in the share-based compensation plans authorized and managed by Bit Digital.

All significant awards granted under 2025 plan will settle in WhiteFiber’s ordinary shares and are approved by WhiteFiber’s Compensation Committee of the Board of Directors.

Restricted Stock Units (“RSUs”)

As of December 31, 2024, the Company had nil awarded and unvested RSUs.

In May 2025, the Company entered into a director agreement with Ms. Ichi Shih, Chair of the Audit Committee. Pursuant to the terms of the agreement, as amended on August 6, 2025, Ms. Shih was allocated 7,059 restricted share units (“RSUs”) with an aggregate value of $120,000, determined based on the IPO price. The RSUs were granted upon the commencement of trading of the Company’s ordinary shares on the Nasdaq Capital Market.

In August 2025, in connection with WhiteFiber’s initial public offering, 1,329,037 outstanding and unvested equity awards under the 2023 and 2025 Bit Digital Plans held by WhiteFiber employees were cancelled and replaced with 222,739 RSUs under the 2025 Plan. The original aggregate value of these equity awards were preserved and the terms of the equity awards, such as the award period and vesting schedule continue unchanged.

In September 2025, the Company granted 88,235 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

In September 2025, the Company granted 43,728 RSUs to employees, which are subjected to a sixteen-quarter service with a one-year cliff vesting schedule.

For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $3,932,900 and $nil. For the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $3,932,900 and $nil respectively. As of September 30, 2025, the Company had $3,865,327 unrecognized compensation costs related to the unvested RSUs.

As of September 30, 2025, the Company had 250,301 awarded and unvested RSUs.

Other share-based compensation

All awards granted under the Bit Digital Plan that vested prior to the IPO were settled in Bit Digital’s ordinary shares. For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $954,270 and $35,343, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan. For the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $6,939,802 and $35,343, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

In September 2025, the Company granted 235,294 RSUs to consultants under the 2025 Plan. The shares were fully vested upon issuance and granted as consideration for services rendered. The Company recognized share-based compensation expense of $4,839,998 in connection with this grant.

For the period before the IPO, share based compensation is allocated to the Company based on the same methodology used for the allocation of other corporate expenses. For the three months ended September 30, 2025 and 2024, the Company recognized allocated share-based compensation expenses of $1,527,522 and $1,262,146, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized allocated share-based compensation expenses of $2,385,674 and $1,346,661, respectively.

11. SHARE CAPITAL

Ordinary shares

As of December 31, 2024, there were 27,043,750 ordinary shares issued and outstanding.

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the underwriters exercise of their over-allotment option in full, as of the date of this Form 10-Q, Bit Digital holds approximately 71% of the issued and outstanding ordinary shares of WhiteFiber.

During the nine months ended September 30, 2025, 434,989 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2025 Plan.

As of September 30, 2025, there were 38,259,989 ordinary shares issued and outstanding.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of September 30, 2025 are as follows:

As of September 30, 2025
Enovum Data Centers Corp.	$19,848,419
Total goodwill	$19,848,419

The Company recorded goodwill in the amount of $19.8 million in connection with its acquisition of Enovum on October 11, 2024. Refer to Note 4. Acquisitions for further information.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of September 30, 2025:

	As of September 30, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(677,283)	$12,808,901
Total	$13,486,184	$(677,283)	$12,808,901

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(457,454)	$13,028,730
Total	$13,486,184	$(457,454)	$13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of September 30, 2025:

2025	$173,331
2026	693,325
2027	693,325
2028	693,325
2029	693,325
Thereafter	9,862,270
Total	$12,808,901

The Company did not identify any impairment of its finite-lived intangible assets during the nine months ended September 30, 2025.

13. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss) income before income taxes	$(15,687,018)	$19,056	$(22,052,040)	$3,533,205
Provision for income taxes	$66,698	$383,619	$1,107,232	$1,126,193
Effective tax rate	(0.4)%	2,013%	(5.0)%	31.9%

Our income tax provision was $0.01 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provision during the three months ended September 30, 2025 was lower compared to the three months ended September 30, 2024 primarily due to the income tax benefits of $1.0 million generated from Enovum’s operating loss and partially offset by an increase of income tax expenses due to the higher operating profits from White Fiber Iceland.

Our income tax provision was $1.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax provision is materially consistent between the nine months ended September 30, 2025 and 2024.

With the enactment of the One Big Beautiful Bill Act (OBBBA) on July 4, 2025, the Company anticipates a reduction in our U.S. federal cash tax payments for the remainder of 2025 as the 100% bonus depreciation on qualified assets is permanently restored. There are several alternative ways of implementing the provisions of the OBBBA, which we are currently evaluating. The impacts of OBBBA were not material to the income tax provision for the three months ended September 30, 2025.

We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the three months ended September 30, 2025, the Company is not subject to Pillar Two global minimum tax.

14. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(15,753,716)	$(364,563)	$(23,159,272)	$2,407,012
Weighted average number of ordinary share outstanding
Basic	33,742,031	27,043,750	29,325,582	27,043,750
Diluted	33,742,031	27,043,750	29,325,582	27,043,750

Earnings (loss) per share
Basic	$(0.47)	$(0.01)	$(0.79)	$0.09
Diluted	$(0.47)	$(0.01)	$(0.79)	$0.09

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended September 30, 2025, 250,301 unvested RSUs were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the nine months ended September 30, 2025, 250,301 unvested RSUs were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

15. SEGMENT REPORTING

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

Colocation services generate revenue by providing customers with physical space, power and cooling within the data center facility. Cost of revenue consists of direct production costs related to our HPC data center services, including electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs but excluding depreciation and amortization.

The CODM analyzes the performance of the segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

Other than the $19.8 million of goodwill from the Enovum acquisition allocated to the Colocation Services segment, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended September 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$18,032,898	$1,692,280	$19,725,178

Reconciliation of revenue
Other revenue (a)			454,588
Total consolidated revenue			20,179,766

Less:
Electricity costs	631,099	288,797	919,896
Datacenter lease expense	1,380,553	166,114	1,546,667
GPU lease expense	3,454,308	-	3,454,308
Wage expense	-	92,494	92,494
Other segment items (b)	848,588	127,542	976,130

Segment gross profit	$11,718,350	$1,017,333	$12,735,683

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended September 30, 2024

	Cloud services	Total
Revenue from external customers	$12,151,303	$12,151,303

Reconciliation of revenue
Other revenue (a)		130,144
Total consolidated revenue		12,281,447

Less:
Electricity costs	210,200	210,200
Datacenter lease expense	1,021,758	1,021,758
GPU lease expense	3,874,752	3,874,752
Other segment items (b)	352,957	352,957

Segment gross profit	$6,691,636	$6,691,636

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Nine Months Ended September 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$49,470,499	$5,059,693	$54,530,192

Reconciliation of revenue
Other revenue (a)			1,073,085
Total consolidated revenue			55,603,277

Less:
Electricity costs	1,819,950	781,857	2,601,807
Datacenter lease expense	4,020,206	473,391	4,493,597
GPU lease expense	10,951,164	-	10,951,164
Wage expense	-	262,037	262,037
Other segment items (b)	2,141,357	357,544	2,498,901

Segment gross profit	$30,537,822	$3,184,864	$33,722,686

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Nine Months Ended September 30, 2024

	Cloud services	Total
Revenue from external customers	$32,718,084	$32,718,084

Reconciliation of revenue
Other revenue (a)		322,396
Total consolidated revenue		33,040,480

Less:
Electricity costs	436,621	436,621
Datacenter lease expense	2,327,868	2,327,868
GPU lease expense	9,786,992	9,786,992
Other segment items (b)	660,814	660,814

Segment gross profit	$19,505,789	$19,505,789

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net income before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment gross profit	$12,735,683	$6,691,636	$33,722,686	$19,505,789

Reconciling Items:
Other revenue (a)	454,588	130,144	1,073,085	322,396
Depreciation and amortization expenses	(6,371,178)	(4,324,751)	(15,341,535)	(11,528,569)
General and administrative expenses	(21,323,157)	(3,344,402)	(41,077,642)	(5,802,810)
Net loss from disposal of property and equipment	(338,222)	-	(338,222)	-
Other (loss) income, net	(844,732)	866,429	(90,412)	1,036,399
Net (loss) income before taxes	$(15,687,018)	$19,056	$(22,052,040)	$3,533,205

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit

16. RELATED PARTIES

Related-party transactions

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSUs. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services, but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted with GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel Jonsson for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf.

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

Corporate Restructuring and Capital Contributions

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Contribution”). The Contribution became effective on August 6, 2025, when the Registration Statement was declared effective by the SEC.

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the underwriters exercise of their over-allotment option in full, Bit Digital held approximately 71% of the issued and outstanding ordinary shares of WhiteFiber.

Transition Services Agreement (“TSA”)

In addition, prior to the consummation of the Offering, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the Registration Statement. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. For the three months ended September 30, 2025, the fees payable, by WhiteFiber to Bit Digital are $314,460 for August 2025 and September 2025, exclusive of recharged share-based compensation of $1,483,584.

Guarantees

Bit Digital previously issued a guarantee to a third party on behalf of WhiteFiber Iceland ehf, making Bit Digital jointly and severally liable for WhiteFiber Iceland’s payment obligations related to hosting Services fees and electrical costs pursuant to a colocation agreement.

On September 25, 2025, the guarantee was assumed by WhiteFiber which became directly responsible for such obligations. Following the assumption, Bit Digital is no longer a guarantor under the agreement. As of September 30, 2025, there were no amounts outstanding or payments due under the guarantee.

Allocation of corporate expenses

The Company’s financial statements include Bit Digital’s general corporate expenses which were not historically allocated to the Company for certain support functions provided by Bit Digital. For the purposes of these financial statements, these general corporate expenses have been allocated to the Company. The allocations cover corporate services provided by Bit Digital up to the date of the IPO, including, but not limited to, finance, tax, investor relations, and marketing. Some of these services will continue to be provided by Bit Digital on a temporary basis after the IPO is completed under the Transition Services Agreement. For the three months ended September 30, 2025 and 2024, the Company was allocated $2.2 million and $1.0 million for these corporate services, respectively and for the nine months ended September 30, 2025 and 2024, the Company was allocated $4.9 million and $3.0 million for these corporate services, respectively. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Related-party transactions that are not expected to be settled in cash have been included within Parent company net investment in the condensed consolidated balance sheets. Refer to Note 2. Summary of Significant Accounting Policies for further information.

17. COMMITMENTS AND CONTINGENCIES

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

Royal Bank of Canada Facility Agreement

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), to finance its data centers business. The credit agreement provides for an aggregate amount of up to approximately $43.9 million of financing. The agreement is non-recourse and comprised of three separate facilities:

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

Electric Service Agreement with Duke Energy

An existing Electric Service Agreement (“ESA”) with Duke Energy Carolinas, LLC (“Duke Energy”) for the provision of electric power to the facility located at 805 Island Drive, Madison, North Carolina was assigned to the Company’s wholly owned subsidiary, Enovum NC-1 Bidco LLC, from Unifi as of August 4, 2025.

The ESA establishes a minimum monthly bill for electric service, based on Duke Energy’s Rate of $8,754, irrespective of actual usage levels. In addition to standard service, Duke Energy has installed and maintains “Extra Facilities” (including overhead lines, substations, transformers, breakers, and metering equipment). The cost of these Extra Facilities totals approximately $1,137,975, for which the Company pays a monthly facilities charge of $11,405.

The ESA represents a continuing commitment to purchase power at or above the established minimum levels throughout the contract term. As such, the Company is obligated to pay the minimum monthly charges regardless of operational activity.

Under the termination clause, either party may cancel the ESA with at least 60 days’ written notice. In the event of early termination, the Company remains liable for all amounts due under the ESA through the termination date and may incur additional charges associated with the Extra Facilities if service is discontinued prior to the expiration of the facilities term.

As of September 30, 2025 management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2025, the date the financial statements were issued. Based on this evaluation, the Company determined that the following subsequent events require disclosures in the accompanying financial statements:

MTL-3 Colocation agreement with Cerebras

The Company began generating revenue in early October 2025 and, effective November 1, 2025, commenced billing its customer the full monthly contractual amount of CAD 1.4 million (approximately USD $979 thousand) for 5 MW of capacity at the MTL-3 facility pursuant to the terms of the five-year agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated August 6, 2025. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this report. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. The following discussion may contain forward-looking statements that reflect WhiteFiber, Inc.’s plans, estimates and beliefs. WhiteFiber, Inc.’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, in the IPO Prospectus and in Part II, Item 1.A of this Form 10-Q, particularly in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.” Before making an investment decision, you should carefully consider these risks, uncertainties and forward-looking statements.

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

On July 30, 2025, we entered into a Contribution Agreement with Bit Digital, pursuant to which Bit Digital agreed to contribute its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber, upon the effectiveness of WhiteFiber’s registration statement on Form S-1, as amended (File No. 333-288650) (the “Registration Statement”), on August 6, 2025 in connection with WhiteFiber’s initial public offering (the “IPO”).

We acquired Enovum Data Centers Corp (“Enovum”) on October 11, 2024. The transaction included the lease to MTL-1, a fully operational and fully leased to customers 4 MW (gross) Tier-3 datacenter headquartered in Montreal, Canada.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada which we refer to as MTL-2. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. We initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. We expect to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). However, we have prioritized other builds and preserved capital for more time sensitive projects.

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed to as a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. Subject to our receipt of all required permits, the facility is being retrofitted to Tier-3 standards, with development costs expected to total approximately $41 million. Construction at the site was substantially completed by October 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately $979 thousand) monthly for the duration of the five-year contract.

On May 20, 2025 (the “Closing Date”), we completed the purchase of a former industrial/manufacturing building from Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land (“NC-1”) located in Madison, North Carolina, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of the Closing Date, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after the Closing Date. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of the Closing Date. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to the Property by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that the Property may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of the Company, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 17. Commitments and contingencies for further detail.

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

As of the reporting date, the related credit facilities have not been authorized for use by the lender, as both parties are in the process of negotiating revisions to the existing agreement. These negotiations are intended to result in an amendment to the current credit facility, providing the Company with access to a potential additional non-revolving term loan facility of up to CAD 55 million (approximately $39.5 million). Accordingly, no amounts had been drawn, and no borrowings were available under the credit agreement as at the reporting date.

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

We expect to leverage a global network of data centers for hosting capacity for our GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate our cloud services at data centers across key regions in Europe, North America and Asia. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017.

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

In October 2025, the Company’s existing parent guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to the Company in lieu of the parent guaranty. The deposit will be funded through fifteen consecutive monthly payments of approximately $0.24 million each, totaling $3.6 million, payable from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. The Company will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

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

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, of which 80 remained in deployment as of the date of this report.

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

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. Between April and July 2025, the Company signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs, which were terminated in August 2025.

In March 2025, we entered a strategic partnership with Shadeform, Inc., the premier multi-cloud GPU marketplaces, to bring on-demand NVIDIA B200 GPUs to customers beginning in May 2025.

In August and September 2025, we entered into three service orders with a new customer. Each order form provides for services utilizing a total of 64 B200 GPUs on a weekly basis, which either party may terminate by not extending it with mutual written agreement. In September, the customer renewed one order form for an additional week for services utilizing a total of 64 B200 GPUs. As of the reporting date, no additional renewals have occurred.

In September 2025, we entered into a service order with a new customer, which provides services utilizing a total of 16 B200 GPUs on a monthly basis, automatically renewing for an additional one month period unless and until otherwise terminated upon at least seven days’ prior written notice. The deployment commenced and revenue generation began on September 23, 2025.

In October 2025, we entered into a service order with a new customer to provide services utilizing a total of 48 H200 GPUs. The service order has an initial term of 36 months, representing total contracted value of approximately $2.2 million, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment commenced and revenue generation began on October 21, 2025.

In November 2025, we entered into a service order with a new customer to provide services utilizing a total of 128 B200 GPUs. The service order has an initial term of 12 months, representing total contracted value of approximately $3.0 million, after which it automatically renews for successive one-month periods unless terminated by either party. Deployment and revenue generation is scheduled to begin on December 1, 2025.

Key Factors that May Affect Future Results of Operations

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” included elsewhere in this report and under the heading “Risk Factors” in our IPO Prospectus. While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Timely Completion of, and Expansion of Capabilities at, our Existing Data Center Projects.

Our future revenue growth is, in part, dependent on our ability to leverage our development capabilities at our data center sites. We substantially completed construction of our MTL-3 facility by the end of October 2025. The site has commenced billing its customer, Cerebras, as of November 1, 2025, in the amount of CAD 1.4 million (approximately $979 thousand) monthly for the duration of the five-year contract. We intend to complete the first phase of construction 24 MW (gross) of NC-1 facility in the first quarter of 2026. Management expects NC-1 to start generating revenue in May of 2026. Management expects the second phase of construction 30 MW (gross) to be completed in the second quarter of 2026 and start generating revenues 30 days after completion. We have prioritized these projects and put a hold on the build for MTL-2. We expect to increase revenue from our existing sites by securing additional allocations of utility power, subject to our receipt of funding and required permits through ongoing engagement with the utility and relevant authorities. In addition, at certain new and existing sites, we intend to deploy natural gas fuel cell generation technology to increase available power and revenue potential. Our ability to secure the required funding and permits in accordance with our implementation plans may cause variability in our revenue growth in future quarters.

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

Results of operations for the three months ended September 30, 2025 and 2024

The following discussion summarizes the results of operations for the three months ended September 30, 2025 and 2024. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

	For The Three Months Ended September 30,		Variance in
	2025	2024	Amount
Revenue	$20,179,766	$12,281,447	$7,898,319

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(6,989,495)	(5,459,667)	(1,529,828)
Depreciation and amortization expenses	(6,371,178)	(4,324,751)	(2,046,427)
General and administrative expenses	(21,323,157)	(3,344,402)	(17,978,755)
Total operating expenses	(34,683,830)	(13,128,820)	(21,555,010)

Loss from operations	(14,504,064)	(847,373)	(13,656,691)
Net loss from disposal of property, plant and equipment	(338,222)	-	(338,222)
Other (loss) income, net	(844,732)	866,429	(1,711,161)
Total other (loss) income, net	(1,182,954)	866,429	(2,049,383)

(Loss) income before provision for income taxes	(15,687,018)	19,056	(15,706,074)

Income tax expenses	(66,698)	(383,619)	316,921
Net loss	$(15,753,716)	$(364,563)	$(15,389,153)

Revenue

We generate revenues primarily from providing cloud services and colocation services. Refer to Note 3. Revenue from Contracts with Customers for further information.

Cloud services revenue is derived from providing customers with access to high-performance computing (“HPC”) infrastructure, including GPU clusters optimized for AI workloads. Our contracts are structured as usage-based or committed-capacity agreements, typically with pricing based on the type and quantity of GPUs deployed, duration of use, and associated infrastructure. Key factors that impact cloud services revenue include the number and performance class of GPUs deployed, hardware utilization, power availability at hosting sites, and the timing of new customer onboarding.

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

Our revenue from cloud services increased by $5.9 million, or 48.4%, to $18.0 million for the three months ended September 30, 2025 from $12.2 million for the three months ended September 30, 2024. The increase was primarily due to an increase in deployed GPU servers to new and existing customers in the third quarter of 2025, offset by a $2.0 million service credit accrued and expected to be issued to a customer under the terms of the contract.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $1.7 million and $nil for the three months ended September 30, 2025 and 2024, respectively.

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

Cost of revenue — cloud services

For the three months ended September 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For The Three Months Ended September 30,
	2025	2024
Electricity costs	$631,099	$210,200
Datacenter lease expenses	1,380,553	1,021,758
GPU servers lease expenses	3,454,308	3,874,752
Other costs	848,588	352,957
Total	$6,314,548	$5,459,667

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended September 30, 2025, electricity costs increased by $0.4 million, or 200%, compared to the electricity costs incurred for the three months ended September 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended September 30, 2025, data center lease expenses increased by $0.4 million, or 35%, compared to the data center lease expenses incurred for the three months ended September 30, 2024. The increase primarily resulted from one additional datacenter lease entered after the third quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended September 30, 2025, GPU servers lease expenses decreased by $0.4 million, or 11%. The decrease primarily resulted from the application of a previously issued credit in connection with downtime that occurred in prior periods.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended September 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For The Three Months Ended September 30,
	2025	2024
Electricity costs	$288,797	$—
Lease expenses	166,114	—
Wage expenses	92,494	—
Other costs	127,542	—
Total	$674,947	$—

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended September 30, 2025, electricity costs totaled $0.3 million. We had no electricity costs for the three months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended September 30, 2025 , data center lease expenses totaled $0.2 million. We had no data center lease expenses for the three months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended September 30, 2025, wage expenses totaled $0.1 million. We had no wage expenses for the three months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Depreciation and amortization expenses

For the three months ended September 30, 2025 and 2024, depreciation and amortization expenses were $6.4 million and $4.3 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements.

General and administrative expenses

For the three months ended September 30, 2025, our general and administrative expenses, totaling $21.3 million, were primarily comprised of share-based compensation expenses of $6.4 million, salary and bonus expenses of $1.5 million, professional and consulting expenses of $9.6 million, other expenses of $2.5 million, commission expenses of $0.3 million, marketing expenses of $0.7 million, and travel expenses of $0.2 million.

For the three months ended September 30, 2024, our general and administrative expenses, totaling $3.3 million, were primarily comprised of share-based compensation expenses of $1.3 million, salary and bonus expenses of $0.5 million, professional and consulting expenses of $0.9 million, commission expense of $0.3 million, marketing expenses of $0.2 million, and travel expenses of $0.1 million.

The General and administrative expenses during the three months ended September 30, 2025 was significantly higher compared to the three months ended September 30, 2024 primarily attributable to higher share-based compensation expenses. In addition, salary and bonus expenses increased due to additional employees hired following the IPO. Professional and consulting fees were also higher, reflecting consulting costs charged by Bit Digital to WhiteFiber per the TSA agreement. The increase further included start-up and development costs that did not qualify for capitalization.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended September 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States. We continue to maintain a valuation allowance against the deferred tax assets in United States as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomics, politics and profitability of the business.

Our income tax provision was $0.1 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provision during the three months ended September 30, 2025 was lower compared to the three months ended September 30, 2024 primarily due to the income tax benefits of $1.0 million generated from Enovum’s operating loss and partially offset by an increase of income tax expenses due to the higher operating profits from White Fiber Iceland.

Results of operations for the nine months ended September 30, 2025 and 2024

The following discussion summarizes the results of operations for the nine months ended September 30, 2025 and 2024. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

	For The Nine Months Ended September 30,		Variance in
	2025	2024	Amount
Revenue	$55,603,277	$33,040,480	$22,562,797

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(20,807,506)	(13,212,295)	(7,595,211)
Depreciation and amortization expenses	(15,341,535)	(11,528,569)	(3,812,966)
General and administrative expenses	(41,077,642)	(5,802,810)	(35,274,832)
Total operating expenses	(77,226,683)	(30,543,674)	(46,683,009)

(Loss) income from operations	(21,623,406)	2,496,806	(24,120,212)
Net loss from disposal of property, plant and equipment	(338,222)	-	(338,222)
Other (loss) income, net	(90,412)	1,036,399	(1,126,811)
Other (loss) income, net	(428,634)	1,036,399	(1,465,033)

(Loss) income before provision for income taxes	(22,052,040)	3,533,205	(25,585,245)

Income tax expenses	(1,107,232)	(1,126,193)	18,961
Net (loss) income	$(23,159,272)	$2,407,012	$(25,566,284)

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

Our revenue from cloud services increased by $16.8 million, or 51.2%, to $49.5 million for the nine months ended September 30, 2025 from $32.7 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in deployed GPU servers to new and existing customers during the first nine months ended September 30, 2025.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $5.1 million and $nil for the nine months ended September 30, 2025 and 2024, respectively.

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

Cost of revenue — cloud services

For the nine months ended September 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For The Nine Months Ended September 30,
	2025	2024
Electricity costs	$1,819,950	$436,621
Datacenter lease expenses	4,020,206	2,327,868
GPU servers lease expenses	10,951,164	9,786,992
Other costs	2,141,357	660,814
Total	$18,932,677	$13,212,295

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the nine months ended September 30, 2025, electricity costs increased by $1.4 million, or 317%, compared to the electricity costs incurred for the nine months ended September 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the nine months ended September 30, 2025, data center lease expenses increased by $1.7 million, or 73%, compared to the data center lease expenses incurred for the nine months ended September 30, 2024. The increase primarily resulted from two additional datacenter leases entered into after the second quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the nine months ended September 30, 2025, GPU servers lease expenses increased by $1.2 million, or 12%, compared to the GPU servers lease expenses incurred for the nine months ended September 30, 2024. The increase primarily resulted from a higher average number of GPU servers leased.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the nine months ended September 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For The Nine Months Ended September 30,
	2025	2024
Electricity costs	$781,857	$—
Lease expenses	473,391	—
Wage expenses	262,037	—
Other costs	357,544	—
Total	$1,874,829	$—

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the nine months ended September 30, 2025, electricity costs totaled $0.8 million. We had no electricity costs for the nine months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the nine months ended September 30, 2025, data center lease expenses totaled $0.5 million. We had no data center lease expenses for the nine months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the nine months ended September 30, 2025, wage expenses totaled $0.3 million. We had no wage expenses for the nine months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Depreciation and amortization expenses

For the nine months ended September 30, 2025 and 2024, depreciation and amortization expenses were $15.3 million and $11.5 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements

General and administrative expenses

For the nine months ended September 30, 2025, our general and administrative expenses, totaling $41.1 million, were primarily comprised of share based compensation expenses of $13.0 million, salary and bonus expenses of $4.0 million, professional and consulting expenses of $17.1 million, other expenses of $4.3 million, marketing expenses of $1.5 million, commission expenses of $0.8 million and travel expenses of $0.4 million.

For the nine months ended September 30, 2024, our general and administrative expenses, totaling $5.8 million, were primarily comprised of share based compensation expenses of $1.3 million, salary and bonus expenses of $1.2 million, professional and consulting expenses of $1.3 million, commission expense of $0.9 million, marketing expenses of $0.5 million, other expenses of $0.4 million and travel expenses of $0.2 million.

The General and administrative expenses during the nine months ended September 30, 2025 were higher compared to the nine months ended September 30, 2024 primarily attributable to higher share-based compensation. In addition, salary and bonus expenses increased due to additional employees hired following the IPO. Professional and consulting fees were also higher, reflecting RSUs granted to consultants, consulting costs charged by Bit Digital to WhiteFiber per the TSA agreement. The increase further included start-up costs that do not meet the criteria for capitalization. These increases reflect the Company’s expanded operations and personnel base following the IPO and continued investment in infrastructure and technology development.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the nine months ended September 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States. We continue to maintain a valuation allowance against the deferred tax assets in United States as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomics, politics and profitability of the business.

Our income tax provision was $1.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024 respectively. The income tax provision is materially consistent between nine months ended September 30, 2025 and 2024.

Discussion of Certain Balance Sheet Items as of September 30, 2025 and December 31, 2024

The following table sets forth selected information from our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

	September 30, 2025	December 31, 2024	Variance in Amount
ASSETS
Current Assets
Cash and cash equivalents	$166,490,556	$11,671,984	$154,818,572
Restricted cash	3,732,792	3,732,792	-
Accounts receivable, net	17,441,029	5,267,863	12,173,166
Net investment in lease – current, net	4,126,623	2,546,519	1,580,104
Other current assets, net	19,763,083	23,285,682	(3,522,599)
Total Current Assets	211,554,083	46,504,840	165,049,243

Non-current assets
Deposits for property, plant and equipment	9,879,576	35,743,011	(25,863,435)
Property, plant, and equipment, net	244,084,322	89,203,483	154,880,839
Goodwill	19,848,419	19,383,291	465,128
Intangible assets, net	12,808,901	13,028,730	(219,829)
Operating lease right-of-use assets	42,214,486	14,544,118	27,670,368
Net investment in lease - non-current, net	10,798,088	6,782,479	4,015,609
Investment security	1,000,000	1,000,000	-
Deferred tax asset	106,784	104,642	2,142
Amounts due from related parties	1,483,526	-	1,483,526
Other non-current assets, net	1,296,718	2,838,269	(1,541,551)
Total Non-Current Assets	343,520,820	182,628,023	160,892,797
Total Assets	$555,074,903	$229,132,863	$325,942,040

LIABILITIES
Current Liabilities
Accounts payable	$5,361,367	$2,346,510	$3,014,857
Current portion of deferred revenue	7,774,675	30,698,458	(22,923,783)
Current portion of operating lease liability	5,286,640	4,372,544	914,096
Income tax payable	759,475	985,191	(225,716)
Other payables and accrued liabilities	13,210,275	7,357,839	5,852,436
Total Current Liabilities	32,392,432	45,760,542	(13,368,110)

Non-current portion of operating lease liability	36,069,430	9,010,577	27,058,853
Non-current portion of deferred revenue	13,671	73,494	(59,823)
Deferred tax liability	4,984,110	3,776,124	1,207,986
Other long-term liabilities	196,343	785,371	(589,028)
Amounts due to related parties	367,033	-	367,033
Total non-current liabilities	41,630,587	13,645,566	27,985,021
Total Liabilities	$74,023,019	$59,406,108	$14,616,911

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $166.5 million and $11.7 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $327.0 million provided by financing activities, partially offset by net cash of $11.3 million used in operating activities and net cash of $160.8 million used in investing activities.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal. As of September 30, 2025 and December 31, 2024, the fixed maximum amount guaranteed under the letter of credit was $3.7 million and $3.7 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $17.4 million and $5.3 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $4.1 million and $10.8 million, respectively as of September 30, 2025 due to sales-type lease agreements as a lessor for its cloud service equipment. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024.

Other current assets, net

Other current assets, net were $19.8 million and $23.3 million as of September 30, 2025 and December 31, 2024, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in prepayment to third parties of $7.2 million, partially offset by an increase in prepaid consulting services of $2.0 million, an increase in contract assets of $0.8 million, and an increase in receivable from third parties of $0.8 million.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2024, the balance as of September 30, 2025 decreased by $25.9 million, mainly due to the reclassification of property and equipment of $103.5 million offset by prepayment of $77.6 million for property and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consisted of equipment used in our HPC businesses as well as construction in progress representing assets received but not yet put into service.

As of September 30, 2025, the HPC equipment had a net book value of $244.1 million. As of December 31, 2024, the HPC equipment had a net book value of $89.2 million. Compared with December 31, 2024, the balance as of September 30, 2025 increased by $154.9 million, mainly due to the reclassification of property and equipment of $103.5 million from deposits for property, plant and equipment; the real estate acquisition of $45.0 million in North Carolina; and development costs incurred for the construction of MTL-3 in Montreal of $29.1 million offset, in part, by increase in accumulated depreciation of $14.8 million and reclassification of servers and network equipment of $7.9 million to net investment in leases upon commencement of leases of this equipment to customers.

Operating lease right-of-use assets and operating lease liability

As of September 30, 2025, operating right-of-use assets and operating lease liabilities were $42.2 million and $41.4 million, respectively. As of December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liability were $14.5 million and $13.4 million, respectively.

The increase in operating lease right-of-use assets and total operating lease liability of $27.7 million and $28.0 million respectively, were due to the additional leases of $31.2 million, partially offset by the amortization of the operating lease right-of-use assets totaling $3.7 million for the nine months ended September 30, 2025.

Investment security

As of September 30, 2025 and December 31, 2024, our portfolio consists of an investment in a privately held company via a simple agreement for future equity (“SAFE”). The total balance of our investment security was $1.0 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation of in Enovum acquisition. Refer to Note 12. Goodwill And Intangible Assets of our condensed consolidated financial statements for further information. As of September 30, 2025 and December 31, 2024, the Company recorded goodwill in the amount of $19.8 million and $19.4 million, respectively.

Intangible Assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 12. Goodwill and Intangible Assets for further information. As of September 30, 2025 and December 31, 2024, the total balance of intangible assets was $12.8 million and $13.0 million, respectively.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2024, the balance of accounts payable increased by $3.0 million in the nine months ended September 30, 2025, largely due to the unpaid bills for our cloud services in the nine months ended September 30, 2025.

Deferred revenue

Deferred revenue pertains to prepayments received from customers for HPC business.

As of September 30, 2025, the Company’s current and non-current portion of deferred revenue was $7.8 million and $14,000, respectively, compared to $30.7 million and $0.1 million, respectively, as of December 31, 2024. The decrease in deferred revenue of $23.0 million reflects the recognition of $26.3 million in revenue related to the successful fulfillment of performance obligations from our HPC services, partially offset by $3.3 million prepayments from customers for HPC services to be rendered in the future.

Non-GAAP Financial Measures

In addition to consolidated U.S. GAAP financial measures, we consistently evaluate our use of and calculation of the non-GAAP financial measures, such as EBITDA and Adjusted EBITDA. These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, EBITDA and Adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the three months ended and nine months ended September 30, 2025 and 2024 are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP income (loss) from operations:
Net (loss) income	$(15,753,716)	$(364,563)	$(23,159,272)	$2,407,012
Depreciation and amortization expenses	6,371,178	4,324,751	15,341,535	11,528,569
Income tax expenses	66,698	383,619	1,107,232	1,126,193
EBITDA	(9,315,840)	4,343,807	(6,710,505)	15,061,774

Adjustments:
Net loss from disposal of property, plant and equipment	338,222	-	338,222	-
Share-based compensation expenses	11,254,690	1,297,489	17,876,451	1,382,004
Adjusted EBITDA	$2,277,072	$5,641,296	$11,504,168	$16,443,778

Liquidity and capital resources

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $166.5 million, and accounts receivable, net of $17.4 million.

As of September 30, 2025, we had working capital of $179.2 million as compared with working capital of $0.7 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

Prior to the Reorganization, as part of Bit Digital, the Company relied on Bit Digital to meet its working capital and financing requirements prior to generating revenue. We had primarily funded our operations through operating cash flows and equity financing provided by Bit Digital via public and private securities offerings of Bit Digital’s ordinary shares.

Following the Reorganization, our capital structure and sources of liquidity changed from our historical capital structure because we are no longer participating in Bit Digital’s cash management process. The Company’s ability to fund its operating needs in the future will depend on the ongoing ability to generate positive cash flow from our operations and raise capital in the capital markets on our own. Based upon our history of generating strong cash flows, we believe that we will be able to meet our short-term liquidity needs.

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

Cash flows

	For the nine months ended September 30,
	2025	2024
Net Cash (Used in) Provided in Operating Activities	$(23,759,342)	19,959,815
Net Cash (Used in) Investing Activity	(145,468,237)	(7,188,504)
Net Cash Provided by Financing Activity	324,077,471	13,700,740
Net (decrease) increase in cash, cash equivalents and restricted cash	154,849,892	26,472,051
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31,320)	-
Cash, cash equivalents and restricted cash, beginning of year	15,404,776	652,566
Cash, cash equivalents and restricted cash, end of year	$170,223,348	27,124,617

Operating Activities

Net cash used in operating activities was $23.8 million for the nine months ended September 30, 2025, derived mainly from (i) a net loss of $23.2 million for the nine months ended September 30, 2025 adjusted for depreciation expenses of property and equipment of $15.3 million and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in deferred revenue of $23.0 million, a decrease in other current assets of $0.7 million, an increase in accounts receivable of $12.2 million, an increase in accounts payable of $3.0 million, a decrease in other long-term liabilities of $0.6 million, a decrease in net investment in lease of $2.3 million, a decrease in lease liability of $3.4 million, and an increase in deferred tax liability of $1.1 million.

Net cash provided from our operating activities was $20.0 million for the nine months ended September 30, 2024, derived mainly from (i) a net income of $2.4 million for the nine months ended September 30, 2024 adjusted for depreciation expenses of property and equipment of $11.5 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in deferred revenue of $16.9 million, an increase in other current assets of $8.8 million, increase in accounts receivable of $3.9 million, an increase in accounts payable of $2.2 million, a decrease in other long-term liabilities of $1.9 million, an increase in income tax payable of $1.0 million, a decrease in other payables and accrued liabilities of $0.9 million, and a decrease in net investment in lease of $0.8 million.

Investing Activity

Net cash used in investing activity was $160.8 million for the nine months ended September 30, 2025, attributable to purchases of and deposits made for property, plant, and equipment of $161.8 million, partially offset by proceeds from disposal of property, plant and equipment of $1.0 million.

Net cash used in investing activities was $7.2 million for the nine months ended September 30, 2024, primarily attributable to purchases of and deposits made for property and equipment of $6.2 million and investment in a SAFE of $1.0 million.

Financing Activity

Net cash provided by financing activity was $327.0 million for the nine months ended September 30, 2025, attributable to net transfers from parent of $157.4 million, $147.4 million proceeds from issuance of ordinary shares at initial public offering and $22.2 million proceeds from issuance of ordinary shares at the exercise of the over-allotment option.

Net cash provided by financing activity was $13.7 million for the nine months ended September 30, 2024, attributable to net transfers from parent.

Royal Bank of Canada Credit Facility

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), the largest bank in Canada, to finance its data centers business. The facility provides up to CAD $60 million (approximately USD $43.8) in aggregate financing. Proceeds will be used to support the continued buildout of the Company’s HPC data center portfolio. As of the reporting date, the facility had not yet been authorized for use, as the Company and RBC are negotiating amendments to the existing agreement, including a potential additional non-revolving term loan of up to CAD $55 million (approximately USD $39.5 million). Refer to the Overview section above for further details.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements. For a summary of significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

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

Changes in Internal Control over Financial Reporting

In October 2024, we acquired 100% of the equity interests of Enovum Data Centers Corp (“Enovum”). We are currently in the process of integrating Enovum’s operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 17. Commitments and Contingencies in our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the related notes, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in our IPO Prospectus and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

Risks Related to Our Cloud Services and Data Center Operations

We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.

We are subject to the risks and uncertainties of a new business, with limited sources of revenue. The Company began generating revenue from cloud services in Iceland in January 2024. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made.

As we grow and develop as a business, we are attempting to reduce the impact of variability on our revenue and colocation costs by entering into long-term contracts at each site. In our data center services, as of September 30, 2025, our contracts with our 14 customers range from 12 to 60 months. In our cloud services business, we provide cloud infrastructure for highly scalable Graphic Processing Units (“GPUs”) accelerated applications, or GPU clusters, to our customers under contracts spanning from month to month to 36 months. As these are new services in the industry, the value and longevity of the GPUs remain uncertain in this rapidly evolving market. Given that we have only a limited history of operating a colocation data center, the long-term profitability of these contracts cannot be presently determined. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not remain profitable in the future.

We intend to continue scaling our Company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate. We may be unable to secure the required financing which may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect. As we pivot towards new markets such as cloud services and colocation data center operations, we realize that our limited experience in these areas may impact our ability to accurately assess our prospects. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the expansion of a business, operating a business in a competitive industry, and the continued development of expanding our customer base. There can be no assurance that we will operate profitably in the future.

We face intense competition in the data centers operations and may not be able to compete with other companies. If we do not continue to innovate in the design and management of data centers in order to offer innovative solutions to store, process and manage digital information, including artificial intelligence (“AI”) and machine learning (“ML”) applications, to our customers and partners, we may not remain competitive, which could harm our business, financial condition, data centers and operating results.

We may not be able to compete successfully against present or future competitors. We do not have the capital resources to compete with larger providers of similar data centers at this time. Our data centers business environment is rapidly evolving and intensely competitive, and it faces frequent introductions of rival solutions and new technologies. To compete successfully, we must, among other things, accurately anticipate data center technology developments and innovate data centers’ design, management and technologies in a timely manner. As our data centers business evolves, the competitive pressure to innovate will encompass a wider range of technologies and solutions. We must continue to invest significant resources in personnel, technical infrastructure and R&D, including through acquisitions, in order to advance/innovate our data centers. With the limited resources we have available, we may experience difficulties in expanding and improving our data centers. Competition from existing and future competitors, particularly those better capitalized, could result in our inability to secure acquisitions and partnerships that we may need to expand our data centers business in the future. This competition from other entities with greater resources, experience and reputation may result in our failure to maintain or expand our data center business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected, which would have an adverse effect on the trading price of our Ordinary Shares, which would harm our investors.

Our purchase orders with hardware manufacturers include extended delivery schedules.

We rely on third parties to timely obtain an adequate delivery of hardware. Our purchase orders with hardware manufacturers include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure we can acquire hardware well before their anticipated deployment. Failure to adequately plan for such fluctuations could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

A curtailment or disruption in energy supply in Iceland, Canada or the U.S. due to regulations and policies implemented by their respective governments, which prioritize energy supply, may cause a substantial disruption or discontinuance of WhiteFiber’s data center operations based in Iceland, Canada or prospectively in the U.S., and therefore impair WhiteFiber’s financial condition or results of operations.

Through WhiteFiber Iceland ehf, the Company established and has been providing cloud services since November 2023, developing a fleet of 554 servers at a third-party data center located in Northern Iceland. Through WhiteFiber’s subsidiary, Enovum, which was acquired in October 2024, we have been operating our data center located in Montreal Canada (MTL-1), and commenced operations in the in the fourth quarter of 2025 at MTL-3. In May 2025, we purchased a former industrial manufacturing building and land outside of Greensboro, North Carolina which we expect to be operational in the first quarter of 2026.

In order to maintain its data center operations, WhiteFiber and its landlord in Iceland and in Montreal will need to acquire sufficient supplies of electricity generated by hydroelectric, geothermal energy and electricity. In addition, WhiteFiber’s data centers need to also maintain reliable and adequate infrastructure and cooling systems to ensure optimal performance.

Currently, Icelandic and Canadian-based data centers and similar facilities, including the ones contracted with the Company, may face significant risks of energy disruption, curtailment or discontinuance due to low water levels. Water reservoirs are utilized by hydropower plants, which provide hydro-generated energy in the country. In the event of a water shortage, and therefore a shortage of hydro-generated energy, the prioritization framework for Icelandic energy favors residential and certain business uses over data centers and similar facilities. In addition, volcanic eruptions might interrupt the generation of electricity from geothermal energy, as occurred several times in 2023.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, including hydroelectric. In addition, the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters (including volcanoes in Iceland and floods in North Carolina), geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

Accordingly, the energy supply for WhiteFiber’s data centers may be subject to disruption and could become insufficient to support our operations. WhiteFiber’s financial condition or results of operations may be adversely affected if its WhiteFiber data centers are disrupted or discontinued due to a curtailment or interruption of the energy supply.

Establishing data centers in remote areas may adversely affect our ability to retain staff and increase our compensation costs.

If we establish data centers in areas with lower populations such as Iceland or remote parts of Canada, recruiting and retaining the necessary staff to operate our locations may pose a challenge. When we encounter a relatively low population, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect our ability to attract and retain qualified personnel and may increase our employee costs if we have to increase the compensation we pay in response to the market.

WhiteFiber’s data centers could be adversely impacted by climate change.

Severe weather events, such as tornadoes, hurricanes, rain, drought, fire, ice and snowstorms, and high-and low-temperature extremes, occur in regions in which WhiteFiber operates and maintains infrastructure. WhiteFiber’s principal data centers in Iceland and Canada are designed to provide year-round cool weather conditions. Nevertheless climate change could change the frequency and severity of weather events, which may create physical and financial risks to WhiteFiber. Such risks could have an adverse effect on WhiteFiber’s financial condition, results of operations and cash flows. Increases in severe weather conditions or extreme temperatures may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs. In addition, drought conditions could restrict the availability of water supplies or limit the ability to obtain water use permits, inhibiting the ability to conduct operations. To date, neither of the Company’s WhiteFiber data centers in Iceland or Canada have experienced any material impacts to its financial condition, results of operations or cash flows due to the physical effects of climate change.

Our failure to accurately predict our facilities’ and data centers’ requirements could have a material adverse effect on our business, financial condition and results of operations.

The costs of building out, leasing and maintaining our facilities and data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our customers to use our cloud services to support AI use cases in their systems, or our ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on our business, operating results, financial condition, and future prospects.

As part of our growth strategy, we seek to attract and acquire customers requiring high-performance computing, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, “AI Technologies”).

AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition, and future prospects may be adversely impacted.

Additionally, we may incur significant costs and experience significant delays in developing new solutions and services or enhancing our current platform to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding, and valuation of solutions and services that incorporate AI technologies are uncertain and the perceived value of AI Technologies used and/or provided by our customers could be inaccurate. If AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Further, if the consumer perception and perceived value of AI Technologies is inaccurate this could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, operating results, financial condition, and future prospects.

Concerns relating to the responsible use by our customers of new and evolving technologies, such as AI, which are supported by our platform, may result in collateral reputational harm to us. AI may pose emerging ethical issues and if our platform enables customer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability.

Furthermore, the rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers around the world have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI Technologies have been introduced in the United States at the federal level and are also enacted and advancing at the state level. Additional regulations may impact our customers’ ability to develop, use and commercialize AI Technologies, which would impact demand for our platform, solutions, and services and may affect our business, operating results, financial condition, and future prospects.

AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers’ AI infrastructure, and may adversely affect our business, operating results, financial condition, and future prospects.

WhiteFiber operates in a capital-intensive industry and is subject to capital market and interest rate risks.

WhiteFiber’s operations require significant capital investment to purchase and maintain the property and equipment required to provide specialized infrastructures to support generative AI work streams. In addition, WhiteFiber’s operations include a significant level of fixed and semi-fixed costs. Consequently, WhiteFiber will rely on capital markets, as sources of liquidity for capital requirements for growth. If WhiteFiber is unable to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions it would otherwise rely on for future, growth may be adversely affected. For example, without obtaining additional debt financing, WhiteFiber will not have sufficient funds to retrofit NC-1 into a HPC data center or achieve its estimated 99 MW (gross) of total HPC data center capacity by May 2029 and other growth strategies. Market disruptions may increase the cost of borrowing or adversely affect WhiteFiber’s ability to access one or more financial markets. Such market disruptions could include:

●	a significant economic downturn;

●	the financial distress of unrelated industry leaders in the same line of business;

●	deterioration in capital market conditions;

●	turmoil in the financial services industry;

●	volatility in GPU prices;

●	terrorist attacks;

●	war; or

●	cyberattacks.

If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt will have priority over the holders of our ordinary shares on order of payment preference. We may be required to accept terms that restrict or limit our ability to, among other things:

●	pay cash dividends to our shareholders, subject to certain limited exceptions;

●	redeem or repurchase our ordinary shares or other equity;

●	incur additional indebtedness;

●	permit liens on assets;

●	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);

●	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and

●	sell or otherwise issue ordinary shares or other share capital subject to certain limited exceptions.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.

If one of our customers were to obtain exclusive rights to open source technologies that we employ across our businesses, our ability to realize significant operating efficiencies could be jeopardized.

Our business model leverages our ability to share significant open source technological innovations across cloud services, our data centers and customers. If one of our customers were to obtain exclusive rights to what are now open source technologies we employ across our businesses, we could be limited in obtaining essential supplies at competitive costs and sharing research and development costs across our businesses. As a result, our ability to realize significant operating efficiencies by modifying our existing or new data centers utilizing these technologies and our ability to serve all our customers could be jeopardized, which could materially adversely affect our business, results of operations and future prospects.

We may be vulnerable to physical security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

A party who is able to compromise the physical security measures protecting our facilities could cause interruptions or malfunctions in our operations and misappropriate our property or the property of our customers. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.

Supply chain disruptions may adversely affect WhiteFiber’s new project development.

WhiteFiber is a provider of GPUs compute and purchases NVIDA H100, H200, B200, GB200 servers, as well as other servers, through OEMS, for example, Super Micro Computer Inc®, Dell, and Hewlett Packard Enterprise. Disruptions, shortages or delays in WhiteFiber’s ability to source GPUs and price increases from suppliers may occur, and adversely affect WhiteFiber’s planned expansions and new project timelines. Any material disruption at WhiteFiber’s facilities or those of its customers or suppliers or otherwise within its supply chain, whether as a result of downtime, work stoppages or facility damage could prevent WhiteFiber from meeting future customer demands or expected timelines, require it to incur unplanned capital expenditures, or cause other material disruptions to its operations, any of which could have a material adverse effect on WhiteFiber’s future operations, financial position and cash flows. Further, supply chain disruptions can occur from events out of WhiteFiber’s control, such as environmental incidents or other catastrophes.

We have an evolving business model which is subject to various uncertainties.

As cloud services and WhiteFiber data centers become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model requires us to evolve as well. From time to time, we have modified and will continue to modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, as the markets in which we operate continue to evolve, new market participants have emerged and may continue to emerge and this may require us to further evaluate our business model and products and services. We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

We do not have any business interruption or disruption insurance coverage.

Currently, we do not have any business liability or disruption insurance to cover our operations, other than director’s and officer’s liability insurance. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

Risks Related to the Geopolitical Uncertainty

Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. Because WhiteFiber is developing data centers in Canada and the United States, the imposition of tariffs on imports between these countries or from other countries, such as a 50% tariff on copper imports announced in July 2025 by the U.S. government, could materially impact the cost, timeline, and feasibility of our projects. Tariffs imposed by the U.S. on imports from Mexico and Canada or from other countries, as well as reciprocal tariffs imposed by such countries on U.S. goods, could increase WhiteFiber’s costs for key construction materials, specialized equipment, and labor, potentially delaying deployments and reducing profitability.

Data center construction relies heavily on steel, aluminum, copper, electrical components and HVAC systems, some of which the Company is sourcing from Mexico and Canada. The tariffs the U.S. has imposed, or has considered imposing, on Canadian steel, aluminum and copper imports, are expected to increase the cost of WhiteFiber’s potential projects in the U.S. Similarly, if Canada imposes reciprocal tariffs on U.S. exports, WhiteFiber’s projects in Canada could see cost increases for imported power infrastructure, networking hardware, and construction equipment.

Additionally, several transformers, battery storage systems, and cooling systems used in our North American data centers are manufactured in or pass through Mexico. If the U.S. imposes new or additional tariffs on Mexican-manufactured electrical equipment, this could create supply chain bottlenecks and increase capital expenditures for both U.S. and Canadian facilities. Likewise, trade restrictions on Canadian-manufactured networking equipment or semiconductors would disrupt supply availability for our potential projects in the U.S.

Tariffs and trade tensions between the U.S., Mexico, and Canada could also indirectly impact the availability and cost of skilled labor. Many specialized contractors for data center construction, electrical work, and mechanical systems operate across borders. Increased trade friction could reduce labor mobility, increase wages, or limit access to essential expertise, slowing project execution.

Such higher costs for critical data center components, potential disruptions to equipment supply chains and labor and cross-border workforce challenges could have material adverse effects on our business, financial condition and results of operations.

Additionally, if tariffs increase the cost of building and operating data centers in the U.S. and Canada, our customers, hyperscalers and cloud providers, may shift expansion plans to more cost-effective regions, such as Europe or Asia. This could negatively impact short-term and long-term demand for WhiteFiber’s colocation and infrastructure services.

Finally, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.

Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business.

There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks between the U.S, Canada, where our data centers are located, between the U.S. and Mexico, where certain components are supplied, or between China and Taiwan where chips are manufactured, could, directly or indirectly, materially harm our business, financial condition and results of operations.

While overall semiconductor supply conditions have improved, we continue to monitor potential availability constraints for high-performance GPUs and related hardware, which may affect the timing of future deployments in our cloud services business.

Furthermore, political or economic conflicts between various global actors, and responsive measures that have been taken and could be taken in the future, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.

WhiteFiber has a very limited history of operating as an independent, public company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical information of WhiteFiber in its public filings refers to its businesses as operated by and integrated with Bit Digital, Inc. (“Bit Digital”) prior to WhiteFiber’s October 2024 acquisition of Enovum. The historical financial information of WhiteFiber included in such filings are derived from the combined financial statements and accounting records of Bit Digital and WhiteFiber AI, Inc. and its combined subsidiaries. Accordingly, the historical financial information included in such filings does not necessarily reflect the financial condition, results of operations and cash flows that WhiteFiber would have achieved as a separate, publicly traded company during the periods presented nor those that WhiteFiber will achieve in the future, primarily as a result of the factors described below:

●	Prior to its initial public offering, WhiteFiber’s business had been operated by Bit Digital as part of its broader corporate organization, rather than as an independent company, and Bit Digital or one of its affiliates performed certain corporate functions for WhiteFiber. WhiteFiber’s historical financial results reflect allocations of corporate expenses from Bit Digital for such functions and are likely to be less than the expenses WhiteFiber would have incurred had it operated as a separate publicly traded company.

●	Historically, WhiteFiber shared economies of scope and scale in costs, employees and vendor relationships. Although WhiteFiber has entered into a transition services agreement (the “Transition Services Agreement”) with Bit Digital, these arrangements may not retain or fully capture the benefits that WhiteFiber has enjoyed as a result of being integrated with Bit Digital and may result in it paying higher charges than in the past for these services. This could have a material adverse effect on WhiteFiber’s business, financial position, results of operations and cash flows following the completion of the distribution.

●	Generally, WhiteFiber’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, have in the past been satisfied as part of the corporate wide cash management policies of Bit Digital. Following the completion of its initial public offering, WhiteFiber’s results of operations and cash flows are likely to be more volatile, and it may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, or a combination of both, strategic relationships or other arrangements, which may or may not be available and may be more costly.

●	WhiteFiber’s historical financial information does not reflect any debt that it may incur in the future.

●	As a public company, WhiteFiber is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs and require WhiteFiber to divert substantial resources, including management time, from other activities.

Other significant changes may occur in WhiteFiber’s cost structure, management, financing and business operations as a result of operating as a company separate from Bit Digital.

WhiteFiber or Bit Digital may fail to perform under the Transition Services Agreement or WhiteFiber may fail to have necessary systems and services in place when the transition services agreement expires.

On July 30, 2025, prior to the consummation of its initial public offering, WhiteFiber and Bit Digital entered into the Transition Services Agreement pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after its initial public offering. WhiteFiber will rely on Bit Digital to satisfy its obligations under this agreement. If Bit Digital is unable to satisfy its obligations under this agreement, WhiteFiber could incur operational difficulties or losses. If WhiteFiber does not have agreements with other providers of these services once certain transaction agreements expire or terminate, WhiteFiber may not be able to operate its business effectively, which may have a material adverse effect on its financial position, results of operations and cash flows.

WhiteFiber’s inability to resolve favorably any disputes that arise between WhiteFiber and Bit Digital with respect to their past and ongoing relationships including potential conflicts of interests among management may adversely affect WhiteFiber’s operating results.

Certain key management and directors of both Bit Digital and WhiteFiber hold the same or similar positions in both companies. Those positions and their ownership of Bit Digital securities could create, or appear to create, potential conflicts of interest when WhiteFiber’s management and directors and Bit Digital’s management and directors face decisions that could have different implications for Bit Digital and WhiteFiber. Disputes may arise between WhiteFiber and Bit Digital in a number of areas relating to the various transaction agreements, including:

●	labor, tax, employee benefit, indemnification and other matters arising from WhiteFiber’s separation from Bit Digital;

●	employee retention and recruiting;

●	business combinations involving WhiteFiber; and

●	the nature, quality and pricing of services that WhiteFiber and Bit Digital have agreed to provide each other.

WhiteFiber may not be able to resolve potential conflicts, and even if it does, the resolution may be less favorable than if it were dealing with an unaffiliated party.

The agreements WhiteFiber enters into with Bit Digital may be amended upon agreement between the parties. While WhiteFiber is controlled by Bit Digital, it may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to it as those it would negotiate with an unaffiliated third party.

As an independent, publicly traded company, WhiteFiber may not enjoy the same benefits that its subsidiaries did as subsidiaries of Bit Digital.

Historically, WhiteFiber’s business has been operated through subsidiaries of Bit Digital, and Bit Digital performed substantially all the corporate functions for their operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, financial reporting, finance and tax administration, benefits administration, legal, and regulatory functions.

Bit Digital provides support to WhiteFiber with respect to certain of these functions on a transitional basis. WhiteFiber will then need to replicate certain facilities, systems, infrastructure and personnel to which it will no longer have access after the distribution and will likely incur capital and other costs associated with developing and implementing its own support functions in these areas. Such costs could be material.

As an independent, publicly traded company, WhiteFiber may be more susceptible to market fluctuations and other adverse events than it would have been, were it still a part of Bit Digital. As part of Bit Digital, WhiteFiber has been able to enjoy certain benefits from Bit Digital’s operating diversity and available capital for investments.

As an independent, publicly traded company, WhiteFiber does not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on its financial position, results of operations and cash flows.

WhiteFiber could experience temporary interruptions in business operations and incur additional costs as it further develops information technology infrastructure and transitions its data to its stand-alone systems.

WhiteFiber is in the process of preparing information technology infrastructure and systems to support its critical business functions, including accounting and reporting, in order to replace many of the systems and functions Bit Digital has provided. WhiteFiber may experience temporary interruptions in business operations if it cannot transition effectively to its own stand-alone systems and functions, which could disrupt its business operations and have a material adverse effect on profitability. In addition, WhiteFiber’s costs for the operation of these systems may be higher than the amounts reflected in the combined financial statements.

Risks Involving Intellectual Property

We use certain open source technology in our business. We may face claims from third parties claiming ownership of, or demanding the release of, the technology and any other intellectual property that we developed using or derived from such open-source technology.

We utilize a combination of open-source and licensed third-party technologies in the development and operation of our cloud services. While open-source technologies enable rapid development and cost efficiencies, they also pose potential risks, such as security vulnerabilities, lack of long-term support, and legal risks related to licensing terms. Similarly, reliance on licensed third-party technologies may expose us to risks associated with changes in licensing terms, costs, or discontinuation of the licensed products.

We intend to continue to use open source technology in the future. There is a risk that open source technology licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to offer our products. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. Open source licensors may also decide to change the conditions on which they make their open-source technology available for our use. Additionally, we may face claims from third parties claiming ownership of, or demanding the public release or free license of, the technology and any other intellectual property that it developed using or derived from such open source technology. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. These claims could result in litigation and could require that we make our technology freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant technology and product development resources, and we may not be able to complete the process successfully. Failure to adequately manage these risks could result in operational disruptions, legal liabilities, and adverse impacts on our business, results of operations, and financial condition.

We rely upon licenses of third-party intellectual property rights and may be unable to protect our software code.

We actively use specific hardware and software for our cloud services and colocation data center operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, the Company intends to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned operations. We rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain software applications for purposes of our operations. Our open source licenses may not afford us the protection we need to protect our intellectual property.

Our internal systems rely on software that is highly technical, and, if it contains undetected errors, our business could be adversely affected.

Our internal systems rely on software that is highly technical and complex. In addition, our internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, or liability for damages, any of which could adversely affect our business, results of operations and financial conditions.

We do not have any patents protecting our intellectual property and may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our directors, officers and executive employees, to protect our proprietary rights. However, we do not have any non-compete agreements with our non-executive employees, nor do we have any patents protecting our intellectual property. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be, from time to time in the future, subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in China, the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As a result, our business and results of operations may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2025, the Company completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting aggregate underwriting discounts and commissions of $11,156,250 and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital, Inc. held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses. After giving effect to the Offering including the over-allotment option exercised by the underwriters in full, Bit Digital holds approximately 71% of the issued and outstanding ordinary shares of WhiteFiber.

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Contribution”). The Contribution Agreement became effective of August 6, 2025, when the Registration Statement was declared effective by the SEC.

The effective date of the Registration Statement for which the use of proceeds is being disclosed was August 6, 2025. The Offering commenced on August 7, 2025. The securities which were registered were the Company’s ordinary shares, $0.01 par value. As of October 31, 2025, the Company incurred approximately $16.6 million of offering expenses, including underwriting discounts and commissions, expenses paid to or for the underwriters, and for other expenses. As of October 31, 2025, the Company had expended approximately $9.8 million for the construction of plant, building and facilities, $13.1 million for the purchase and installment of machinery and equipment, and $nil for real estate. No material changes were made in the planned use of proceeds from our IPO as described in IPO Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
2.1	Section 351 Contribution Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.(1)

3.1	Certificate of Incorporation, as amended(2)

3.2	Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc.(3)

10.1*	Assignment and Assumption Agreement dated as of August 4, 2025 by and among UNIFI Manufacturing, Enovum NC-1 Bidco LLC, and Duke Energy Carolinas LLC, together with Electric Services Agreement.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith (unless otherwise noted as being furnished herewith).

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-288650)

(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2025)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteFiber, Inc.

Date: November 13, 2025	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Erke Huang
Erke Huang
Chief Financial Officer
(Principal Financial Officer)