Form 10-K
period 2025-12-31
WhiteFiber, Inc.
filed 2026-03-26
CIK 2042022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42780

WHITEFIBER, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	61-2222606
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, Suite 30, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 801-0779

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	WYFI	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by its registered public accounting firm that provided or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company at June 30, 2025, the last business day of the most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting shareholders’ equity held by non-affiliates at such date. The registrant’s ordinary shares began trading on The Nasdaq Capital Market (“Nasdaq”) on August 7, 2025.

At March 1, 2026, there were 38,365,362 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding us and our business strategies, market potential, future financial performance and other matters that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, plans, objectives of management, and expected market growth, are forward-looking statements. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “might,” “will,” “target,” “potential,” “goal,” “objective,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. In particular, information included under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Annual Report contain forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisions. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of WhiteFiber’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond WhiteFiber’s control.

You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements.

Risks and uncertainties include, but are not limited to:

●	our ability to integrate the operations of Enovum and any hereafter acquired companies into our HPC Business segment;

●	our ability to purchase GPUs on a timely basis to service our cloud service customers;

●	supply chain disruptions, which may have a material adverse effect on the Company’s performance;

●	our failure to effectively manage our growth, strategic investments, combination, joint-ventures, acquisitions or alliances, which could disrupt our business;

●	the loss of any member of our executive management team, capital markets and interest rate risks;

●	significant customer concentration;

●	our failure to innovate and provide cloud services to our customers and partners;

●	a substantial decrease in the demand for data centers;

●	volatility in the supply and price of power in the open markets;

●	our limited history of operating as an independent public company;

●	export restitution and tariffs, particularly with Canada concerning our supplies and operations;

●	issues in the development and use of AI;

●	regulations that target AI, and governmental regulations;

●	other legal obligations related to data privacy, data protection and information security; and

●	other factors discussed under the heading “Risk Factors” in this Annual Report.

You should not place undue reliance upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those matters discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report include factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

All forward-looking statements made in this Annual Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report, and WhiteFiber does not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

COMPANY AND SUBSIDIARIES

●	WhiteFiber, Inc. (“WhiteFiber” or the “Company”) was incorporated by Bit Digital, Inc. (“Bit Digital”) as a Cayman Islands exempted company on August 15, 2024 under the name Celer, Inc., as a holding company for Bit Digital’s HPC Business. Prior to the Company’s initial public offering (the “IPO”), WhiteFiber was a wholly-owned subsidiary of Bit Digital.

●	WhiteFiber AI, Inc. (“WhiteFiber AI”) was incorporated in Delaware on October 19, 2023 under the name Bit Digital AI, Inc. Prior to the IPO, WhiteFiber AI was a wholly-owned subsidiary of Bit Digital. WhiteFiber AI has since been engaged in cloud services for AI applications through its wholly-owned subsidiaries.

●	WhiteFiber Canada, Inc. is a wholly-owned Canadian subsidiary of WhiteFiber AI, incorporated on March 11, 2025.

●	WhiteFiber Iceland ehf (“WhiteFiber Iceland”) is a wholly-owned Icelandic subsidiary of WhiteFiber AI, incorporated by a third party on August 17, 2023 under the name Bit Digital Iceland ehf. WhiteFiber Iceland is directly and wholly-owned by WhiteFiber AI, is classified as a “controlled foreign corporation” for U.S. Federal Income tax purposes and is engaged in cloud services at the data center in Blönduós, Iceland.

●	WhiteFiber HPC, Inc. is a wholly-owned Delaware subsidiary of WhiteFiber AI, incorporated on June 27, 2024 under the name Bit Digital HPC, Inc. to conduct the HPC Business.

●	Enovum Data Centers Corp. (“Enovum”) is a wholly-owned Canadian subsidiary of WhiteFiber, through a Delaware general partner and limited partner in a Delaware operating partnership. Enovum was acquired on October 11, 2024 and is now integrated into our HPC Business in Canada.

●	WhiteFiber Japan G.K. was incorporated as a company under the laws of Japan on May 22, 2025 and is a wholly-owned subsidiary of WhiteFiber AI.

●	Aurix Digital Pty Ltd was incorporated as a company under the laws of Australia on February 6, 2026 and is a wholly-owned subsidiary of WhiteFiber.

CERTAIN DEFINITIONS

In this Annual Report, except where the context otherwise requires, the following terms have the following meanings:

“A&R M&A” refers to the Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc.;

“Bit Digital” refers to Bit Digital, Inc.;

“Canadian dollars” or “CAD” refers to the official currency of Canada. All Canadian dollar amounts in this Annual Report have been converted to U.S. dollars at the then-prevailing rate reported by Bloomberg LLP on the date of the applicable transaction;

“Capacity Agreement” refers to the letter agreement dated May 16, 2025 between Enovum and Duke Energy Carolinas, LLC (“Duke Energy”), pursuant to which Duke Energy agreed to use commercially reasonable efforts to provide energy to the Company’s Greensboro, North Carolina site (NC-1);

“Colocation” refers to a data center facility that rents out rack space to third parties for their servers or other network equipment. Colocation references the fact that servers and other equipment from many different companies are ‘co-located’ in one data center and/or that end client hardware is located in multiple data centers;

“Commissioning” refers to an integrated, systematic process to ensure that all building systems perform interactively according to the “design intent” through documented verification;

“Companies Act” refers to Companies Act (Revised) of the Cayman Islands;

“Contribution Agreement” refers to the Section 351 Contribution Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“GPUs” refers to graphics processing units are specialized computer chips, designed for parallel processing of many pieces of data simultaneously, making them useful for machine learning and artificial intelligence;

“Gross load” refers to the total electrical power demand of a data center, encompassing all equipment and infrastructure, including power for lighting, building systems, cooling systems, and other support infrastructure. Unless otherwise specified for a particular contract, all MW references are to gross capacity;

“High-performance computing” or “HPC” refers to the practice of aggregating computing resources to gain performance greater than that of a single workstation, server, or computer;

“IT load” refers to the data center load that is consumed by customers and is dedicated to IT equipment such as servers, storage equipment and communication switches and routers;

“N+1 cooling” refers to a type of redundancy. As applied to HVAC systems (cooling) it adds an extra unit to the required number, ensuring continuous operation during maintenance or failure;

v

“2N UPS” refers to a fully redundant uninterruptible power supply (“UPS”) system, which means it has twice the necessary UPS capacity to guarantee no downtime due to power issues;

“2N generators” refers to a system where there are two completely independent generators, essentially creating a fully redundant power source, meaning if one generator fails, the other can immediately take over without any interruption in power supply;

“Neo-Cloud provider” refers to a Cloud provider specializing in AI infrastructure as a service;

“On-demand computing” refers to a delivery model in which computing resources are made available to the user as needed. The resources are usually made available by a cloud service provider. On-demand computing normally provides computing resources such as storage capacity, or hardware and software applications.

“Ordinary Shares” refers to our ordinary shares, par value $0.01 per share;

“Securities Act” refers to the Securities Act of 1933, as amended;

“Tier-3 data center” refers to data centers that are concurrently maintainable. Each and every capacity component and distribution path in a site can be removed on a planned basis for maintenance or replacement without impacting operations;

“Transition Services Agreement” refers to the Transition Services Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.; and

“we,” “us,” “the Company,” “our Company” “our group,” “our” or “WhiteFiber” refers to WhiteFiber, Inc., a Cayman Islands exempted company, and its subsidiaries.

PART I

Item 1. Business

Our Business

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

Our business model integrates our data center infrastructure and cloud services to provide scalable, high-performance computing solutions for enterprises, research institutions, and AI and ML driven businesses. Our integrated approach aligns specialized data center operations with GPU-focused cloud services, addressing the unique requirements of AI and ML workloads. These workloads demand greater power density, advanced cooling solutions, and robust bandwidth to handle large-scale data transfers. By operating our data centers, we are able to provide the power to support our cloud services and we believe we can better meet the needs of AI and ML workloads and reduce the complexity associated with procuring power and connectivity from external vendors. We can also design our facilities to accommodate the higher heat loads generated by modern GPUs, potentially shortening deployment timelines for customers who require rapid expansion of their computing infrastructure. From a financial standpoint, our vertically integrated solution allows us to capture additional margin for both our data center and cloud services businesses, avoiding expenses that would otherwise be due to third-party providers.

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

Based on their collective industry experience, our data center team is adept at bringing new sites online on an accelerated timeline. We are aggressively pursuing our development pipeline and intend to achieve an estimated 76 MW (gross) of total data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including our MTL-2, MTL-3, and NC-1 facilities. As of December 31, 2025, our pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. We follow a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, we may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of our control.

We use a well-defined set of criteria to select our data center sites. We typically target sites with proximity to metro areas and partial infrastructure in place, where we are retrofitting rather than developing greenfield projects. Metropolitan areas are positioned for low-latency to address long-term, specialized AI computer inference needs, and smaller sites reduce risks. A retrofit entails sourcing and acquiring an existing industrial building with underutilized, in-place power connectivity. The period of time from when a site is purchased until construction can begin varies from location to location depending upon, among other things, obtaining required permits and the availability of construction supplies and contractors. Average build time for retrofits is intended to be approximately six months from commencement of construction, which we believe is approximately one-third to one-half of the industry average development timeline for greenfield projects. This average building time is based upon senior management’s experience at Enovum prior to its acquisition by the Company, as well as their experience prior to Enovum. We also prioritize sites offering opportunities to increase site power over time, enabling our data centers to grow with customer demand. In addition, we selectively target certain larger opportunities with 50 MW (gross) of power or more, subject to customer demand, to drive AI-driven compute super-clusters. Finally, we prioritize sites powered by sustainable, green energy sources and locked-in power when available. Additionally, to enhance sustainability of certain of our data center projects, we are undertaking heat repurposing projects in connection with sustainability and commercial and residential projects.

We acquired Enovum on October 11, 2024. The transaction included the lease of MTL-1, our 4 MW (gross) Tier-3 high-performance computing (“HPC”) data center in Montreal, Canada, which was fully operational and fully leased to customers at the time of acquisition.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada which we refer to as MTL-2. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. We initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. We expected to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). However, we have prioritized other builds and preserved capital for more time sensitive projects.

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed into a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. In December 2025, we became reasonably certain to exercise the purchase option and notified the lessor of our intent to exercise the purchase option. We have 90 days to complete the purchase, after which the purchase option will expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 is expected to close during the second quarter of 2026. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately 979 thousand USD) monthly for the duration of the five-year contract.

On May 20, 2025, we completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which we refer to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of the Company, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 17. Commitments and contingencies for further detail.

RBC Facility Agreement Executed on June 18, 2025

On June 18, 2025, we entered into the Credit Facility with RBC. The Credit Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) of financing. The proceeds are to be used primarily to refinance the buildout of MTL-2 as well as $5.8 million of revolving term financing (the “Revolver”). The Credit Facility is non-recourse to the Company. We entered into a three-year USD $18.5 million non-revolving lease facility to finance equipment costs and building improvements to build out the site. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC may cancel any unutilized portion of the Credit Facility after March 31, 2026. The interest rate is fixed based on the rental rate determined by RBC for the three-year term of the lease.

As part of the Credit Facility, we entered into a three-year $19.6 million non-revolving real estate term loan facility. The purpose of this facility is to refinance the Company’s purchase of MTL-2. The interest rate of the real estate term loan facility will be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

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

In November 2025, our wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at our NC-1 facility. The agreement represents a significant commercial milestone for our high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. Billing for the 40 MW phase is expected to commence in June 2026, subject to completion of construction and commissioning. As a result, we expect revenue contribution from this agreement to begin during the second quarter of 2026 as the facility reaches full contractual capacity.

Cloud Services

We provide specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. We are an authorized NVIDIA Preferred Partner through the NPN, an authorized partner with SuperMicro Computer Inc.®, an authorized CSP with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with QCT. Based on Management’s knowledge of the industry, we are proud to be among the first service providers to offer H200, B200, and GB200 servers. We provide a high-standard service lease with an Uptime percentage> 99.5%.

We expect to leverage a global network of data centers for hosting capacity for our GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate our cloud services at data centers across key regions in Europe, North America and Asia. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017. In addition, we have leased additional capacity to install our data center in Atlanta, Georgia, USA to expand our cloud services offering. The capacity leases commenced in February 2026. We also intend to lease additional capacity to expand our cloud services offering.

In April 2025, we received our first shipment of NVIDIA GB200 NVL72 GPU server powered NVIDIA GB200 Grace Blackwell Superchips., from Quanta Cloud Technology, a global leading Original Design Manufacturer (ODM). We believe that support with proof of concept (POC) access from Quanta will enable us to meet and exceed expectations around delivery and timeline, performance and reliability.

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

As of the report date, the Company and the Initial Customer are engaged in discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive termination or settlement agreement has been executed. In connection with these discussions, the parties are negotiating the treatment of the remaining non-refundable prepayment, service deposit, outstanding receivables, and a potential early termination fee, which the Company believes would be equal to 40% of the fees that would have accrued for services during the remainder of the term of the MSA and applicable purchase orders. Following the service pause, the Company has redeployed the GPUs previously allocated to the Initial Customer to three other customers and continues to evaluate the related financial and operational implications. There can be no assurance as to the timing, terms, or final outcome of these discussions.

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

In February 2026, we entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 14 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $1.3 million. The deployment and revenue generation began in March 2026.

In March 2026, we entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The service order represents an aggregate revenue opportunity of approximately $50.2 million. The deployment and revenue generation is expected to begin during the second quarter of 2026.

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

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The MSA had a minimum purchase commitment of 32 GPUs, along with an associated purchase order. The purchase order provides for services utilizing a total of 576 H200 GPUs over a 25-month period and terminable by either party upon at least 90 days’ written notice prior to any renewal date. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

In April 2025, the Company signed two additional cloud services agreements with DNA Fund. The first agreement includes 104 NVIDIA H200 GPUs under a 23-month term and was deployed in May 2025. The second agreement includes 512 H200 GPUs under a 24-month term and was deployed in July 2025. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs.

In November 2025, we terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, we had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this report, we have collected $2.1 million of the outstanding amount.

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

In September 2025, we entered into a service order with a new customer, which provides services utilizing a total of 16 B200 GPUs on a monthly basis, automatically renewing for an additional one month period unless and until otherwise terminated upon at least seven days’ prior written notice. The deployment commenced and revenue generation began on September 23, 2025. The agreement was not renewed after the initial term.

In October 2025, we entered into a service order with a new customer to provide services utilizing a total of 48 H200 GPUs. The service order had an initial term of 36 months. The deployment commenced and revenue generation began on October 21, 2025. The contract was terminated in December 2025.

In October 2025, we entered into a two-week service order with a new customer to provide services utilizing a total of 72 B200 GPUs. In January 2026, we entered into an additional two-week service order with this customer for 72 B200 GPUs.

In February 2026, we entered into a further service order with this customer to provide services utilizing a total of 384 B200 GPUs. This service order has an initial term of 24 months commencing on the service commencement date, after which it will automatically renew for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $18.1 million. Deployment and revenue generation commenced on January 27, 2026.

In November 2025, we entered into a service order with a new customer to provide services utilizing a total of 128 B200 GPUs. The service order has an initial term of 12 months, representing total contracted value of approximately $3.0 million, after which it automatically renews for successive one-month periods unless terminated by either party. Deployment and revenue generation began on December 1, 2025.

In February 2026, we entered into a service order with a new customer to provide services utilizing a total of 256 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on February 1, 2026.

In March 2026, we entered into a service order with a new customer to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on March 7, 2026.

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

Reorganization, Initial Public Offering, and Relationship with Bit Digital

We were incorporated by Bit Digital as a Cayman Islands exempted company on August 15, 2024 under the name Celer, Inc., as a holding company for the HPC Business. We changed our name to WhiteFiber, Inc. on October 17, 2024.

On August 6, 2025, we issued 27,043,749 ordinary shares, par value $0.01 per share (our “Ordinary Shares”, and such shares, the “Contribution Shares”), to Bit Digital pursuant to the terms of a Section 351 Contribution Agreement (the “Contribution Agreement”) entered into with Bit Digital on July 30, 2025. Pursuant to the Contribution Agreement, Bit Digital contributed its HPC Business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to us, upon the effectiveness of the registration statement filed in connection with our IPO and prior to the consummation of the IPO, in exchange for the Contribution Shares. We refer to this transaction as the “Reorganization”. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization.

On August 8, 2025, we completed our initial public offering ( “IPO”) of 9,375,000 Ordinary Shares, at a public offering price of $17.00 per share. The gross proceeds to the Company from the IPO were approximately $159.4 million, before deducting underwriting discounts and commissions and offering expenses of $12.0 million. On September 2, 2025, B. Riley Securities, Inc. and Needham & Company, LLC, as representatives of the several underwriters of the IPO, fully exercised their option to purchase an additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share, resulting in additional gross proceeds to the Company of approximately $23.9 million.

After giving effect to the IPO and the full exercise by the underwriters of their over-allotment option, Bit Digital held approximately 71.5% of our issued and outstanding Ordinary Shares.

Following our IPO, certain of our directors, executive officers and other members of senior management continue to serve as directors, officers and employees of Bit Digital. We have added additional executive officers and senior management to our senior executive team apart from those serving as officers and employees of Bit Digital. We have assembled a senior operating team with approximately 15 years of experience on average for each individual in the data center and cloud services industries. We also appointed additional independent directors upon the commencement of trading of our Ordinary Shares on Nasdaq.

Industry Overview

We compete in the large and rapidly growing data center and cloud services markets. The data center market refers to the industry dedicated to designing, building, and managing data centers, essential for storing, processing, and managing vast amounts of digital information, including for AI and ML applications. These centers house servers, networking equipment, power and cooling and storage systems, ensuring seamless and secure data operation.

The cloud services market represents the transmission of computer services, including storage, analytics, databases, networking, and intelligence, via the internet (referred to as “the cloud”). Our cloud services business is a NeoCloud provider, with differentiated services supporting AI workloads and specializing in deploying optimized infrastructures that include not just GPU fleets but also network accelerators, high-speed storage, software solutions, advanced orchestration tools, high-performance interconnects, edge computing capabilities, innovative cooling solutions, security and compliance features, 24/7 managed services, and hybrid cloud integrations. This infrastructure is essential for managing the massive data and computing demands of AI and ML training and inference tasks.

It is standard for GPU hardware clusters, used in the rendering of cloud services, to be remotely housed in data centers, making these two segments highly related and synergistic. Specially designed data centers host the hardware needed to provide HPC cloud services, and these are commonly referred to as HPC data centers. According to experts at Schneider Electric, the industry is shifting away from traditional data centers that typically hosted 10kW racks to newer 100kW racks that support HPC needs. We only design and develop HPC data centers, giving us a competitive advantage over operators of traditional data center capacity.

Colocation/Data Center Services

According to McKinsey & Company, power demand for data centers in the U.S. — driven by the need for digital and AI capabilities — is expected to reach 298 gigawatts by 2030, up from 60 gigawatts in 2024. McKinsey estimates that data centers will amount to 11.7% of total U.S. power demand in 2030. Based on our knowledge of the industry, we believe we are leaders in the markets that are critical for these capabilities, and, as a result, we believe we are well positioned to benefit from the growth of this sector.

According to Prescient and Strategic Intelligence, Data-Center Market Size and Analysis, Trends, Drivers, Competitive Landscape and Forecast (2024-2030), the global data center market was valued at $342 billion in 2023 and is anticipated to reach $622.4 billion by 2030, expanding at a CAGR of 10.5% during 2024-2030. As of 2023, the data center services segment, which provides a range of offerings including consulting, maintenance, and management to optimize the performance and reliability of data center infrastructure, represented about 34.2% of the industry. The solutions segment, which refers to the technological offerings that fulfill key functions within data center infrastructure, comprised about 65.8% of the industry. The solutions segment represents both hardware and software elements, encompassing servers, storage systems, advanced power systems, infrastructure networking equipment, and management software.

The data center market is propelled by growing demands for cloud computing services, big data analytics, and digital transformation. According to McKinsey & Company, by 2030, 70% of data centers expected to be developed will be for advanced AI, and 92% of companies plan to increase AI investments across the board. Key contributors to this dynamic landscape are technology firms, real estate developers, and service providers. Together, they play a vital role in the ongoing evolution of data center infrastructure, adapting to meet the expanding requirements of the digital era and ensuring the seamless operation of critical digital services across various industries. The increasing global demand for cloud computing, where we compete as a cloud services provider, is a major driver of data centers, underlining the inherent synergies between our businesses.

Cloud Services

The global cloud AI infrastructure market is forecasted to grow from $60.5 billion in 2024 to $363.4 billion in 2030, a compound annual growth rate of approximately 35%, according to research published by Mordor Intelligence. The major factors driving cloud services market growth are increasing digital transformation across businesses, growing internet and mobile device adoption across the globe, and, most notably, increasing usage of large data sets. Moreover, cloud services are favored by customers due to low capital investment, resource scalability, and a high degree of accessibility. The rise of the system of connected devices, edge computing, 5G, and real-time analytics driven by AI and ML is anticipated to increase the market value of cloud technology across different businesses.

Sustainability

Sustainability and energy efficiency are increasingly important considerations for the data center and cloud services markets due to high energy consumption and carbon emissions. The sustainability movement for data centers is driven by organizations’ environmental, social and governance commitments and the rise of laws and regulations supporting sustainability. For example, the Paris Accord, which was entered into force on November 4, 2016, is currently in effect across 174 countries apart from the United States and aims to curb long-term global warming. Our facilities in Quebec and Iceland benefit from clean, hydroelectric power generation, and we will seek to offer comprehensive HPC data center and cloud services solutions while prioritizing sustainability and energy efficiency.

Our Competitive Strengths

Robust customer acquisition capabilities within large and growing total addressable markets.

As described above, both the data centers and cloud services sectors are currently undergoing a well-documented surge in demand, driven in part by the proliferation of AI models, agents and applications, and constraints on available supply. This growth is demonstrated by our ability to pre-sign end users prior to committing capital for expansions, both for new data center sites and for GPU procurement. Our HPC data center business enjoys significant embedded demand from existing customers. We expect that this demand will also enable us to extend the average duration of our customer contracts. Finally, across our business units, we have invested in building robust sales, marketing, and customer acquisition teams, and in developing our go-to-market strategy, including initiatives aimed at acquiring new customers through strategic partners, outbound outreach, industry events, and third-party referral agents.

Confidential pipeline of WhiteFiber data center opportunities with scalable, differentiated development capabilities.

Based on management’s prior experience, we believe our WhiteFiber data center team are experts at sourcing attractive new development opportunities. Our management has previously identified and executed on high-value data center sites, often in competitive or constrained power markets, such as Montreal, Quebec and Madison, North Carolina. Their internal capabilities span site selection, power procurement, permitting and scalable design. These are complimented by deep industry relationships that provide early access to off-market or strategic opportunities. Thanks to this capability, as of December 31, 2025, our pipeline of potential data centers represents approximately 1,500 MW (gross) projects under management’s review.

Our opportunity pipeline contains multiple sites for retrofit or brownfields. However, certain opportunities could from time to time necessitate a greenfield project that entails a ground-up development. Our development team members are specialists at retrofits, having successfully delivered 75 MW (gross) of retrofit projects over their careers. They have identified and executed on high-value data center sites, often in competitive constrained power markets. Their internal capabilities span site selection, power procurement, permitting, and scalable design. These are complemented by deep industry relationships that provide early access to off-market or strategic opportunities. The Company’s current pipeline reflects this advantage, with multiple active and vetted development prospects. This approach provides a significant time-to-market advantage over traditional greenfield projects, since it eliminates much of the time and uncertainty associated with securing new power agreements and vertical construction permits. As a result, the average build time for retrofits, based on senior management’s experience at Enovum even prior to its acquisition by the Company, is approximately six months from commencement of construction. We believe, based on our knowledge of the industry, this is approximately one-third to one-half of the industry average development timeline for greenfield projects.

As a result of these and other strategies, we believe we achieve significant cost advantages. Management estimates that our average build-out cost per MW (gross) is approximately $8 to $10 million, as compared to an industry average of approximately $13 million per MW (gross).

Modern, strategically located data center portfolio.

Our MTL-1 and MTL-3 sites, as well as our sites under development, are intended to be modern, high quality facilities built on Tier-3 infrastructure, with industry leading certifications, including SOC 2 Type 2, reflecting the highest standard of security controls. Our MTL-2, MTL-3 and NC-1 projects are intended to feature direct-to-chip liquid cooling. We believe this will position us to capitalize on surging demand for AI and other HPC workloads. Our MTL-1, MTL-2, and MTL-3 sites are located in Montreal, a key market for data centers attributable to its cold climate, affordable green power, and robust fiber network infrastructure. These factors, collectively, contribute to customer demand for Montreal facilities. Our NC-1 site, is located in the key data center corridor running along the U.S. East coast, where eight hyperscaler data centers are located within a 100 mile radius of our facility.

Complementary strategic integration of data center infrastructure and cloud services businesses.

Our business model includes integration of HPC data center infrastructure and cloud services to provide scalable, high-performance computing solutions for enterprises, research institutions, and AI and ML driven businesses. Whether by optimizing cooling strategies for dense GPU clusters or ensuring multi-ISP connectivity for uninterrupted data flows, we believe our combined HPC data center and cloud services businesses set a higher benchmark for speed, reliability, and overall client satisfaction in the AI and HPC space. Through vertical integration, we are able to provide power to support our cloud service needs and also empowered to respond with agility to both emerging hardware trends and the real-time usage metrics gleaned from our cloud services. Instead of retrofitting third-party data center infrastructure or juggling multiple outside vendors, we can proactively tailor the entire data center stack to deliver high-performance, future-proof solutions for customers. By integrating cloud services with our data center infrastructure, we believe we are well-positioned to capitalize on the growing demand for AI and HPC workloads, capturing margin at both tiers of a vertically integrated value chain and reducing supplier dependency.

Differentiated management team with deep experience in data center and cloud infrastructure development.

Our management team comprises individuals drawing on diverse knowledge and skill sets acquired through extensive experience in data centers, real estate and REITs, and the technology sector. Our leadership also incorporates extensive strategic expertise in finance and capital markets. We augmented our management team with the acquisition of Enovum with 20 years plus of data center development experience and through other recent key hires, optimally positioning the team to continue driving our data center and cloud services growth.

Our Growth Strategies

Complete build-out and maximize revenue from current data center projects.

Leveraging our development capabilities, we intend to complete the first 27 gross MW (gross) of service at NC-1 in April 2026, with another 27 gross MW (gross) of service in May 2026. These time periods are based upon the commissioning of the construction and buildout of the facilities. As it relates to MTL-2, we expected to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). However, we have prioritized other builds and preserved capital for more time sensitive projects.

Further, there is potential to increase revenue from certain of our existing sites by securing additional allocations of utility power, subject to our receipt of funding and required permits through ongoing engagement with the utility and relevant authorities. We aim to demonstrate the economic value and readiness of our sites to support incremental load growth, while also monitoring infrastructure upgrades and interconnection queue developments that may enable expanded allocations over time. Finally, at certain new and existing sites, we intend to deploy natural gas fuel cell generation technology to increase available power and revenue potential. We expect to achieve this by partnering with third-party energy providers to deploy natural gas-powered fuel cell systems on or near our data center sites. These systems can be deployed modularly and connected behind the meter, allowing us to supplement utility power, support additional compute deployments, and increase site revenue without relying solely on the utility grid. We are currently evaluating proposals and permitting pathways to enable these installations where economically and operationally viable.

Rapidly and strategically scale our proprietary data center expansion pipeline.

To complement our existing HPC data center portfolio, we intend to rapidly develop additional sites from our expansion pipeline. In doing so, we will target selected locations to secure a strategic presence across North America. We are committed to offering extensive geographical coverage to seamlessly support our clients’ operations while minimizing latency. By developing a robust HPC data center platform across North America, we expect to enhance redundancy, mitigate geo-location risks, and ensure our services are available where clients need them most. We expect our strategically placed WhiteFiber data centers in smaller urban areas, which we term edge data centers, will deliver carrier hotel-level connectivity, while our larger deployments will power AI-driven computing super-clusters, driving innovation and efficiency.

Focus on next-generation data center designs and infrastructure.

Our data center designs feature high density racks and direct-to-chip cooling architecture to enable our customers’ AI, ML and other HPC workloads. We will continuously analyze emerging trends in an effort to develop future-proof designs that accommodate increasing densities, while addressing our clients’ current needs with practical solutions. Leveraging the latest advances in direct-to-chip cooling, we expect to support both rapidly growing standard clusters and customized high-performance deployments, ensuring efficiency, scalability, and innovation to meet current and future demand.

Leverage our unique technology strategy and strategic relationships to grow revenue from existing and new customers.

Our technology team has developed in-house software to streamline the delivery of cloud services for a wider variety of customers, including those with the highest performance, reliability, and security requirements. This will allow us to differentiate our cloud services offering from those of other cloud providers that only offer basic services, such as limited storage, networking and computing performance tiers, and limited delivery options (e.g., bare-metal, virtualized, or containerized exclusively).

We also intend to leverage existing strategic relationships to secure new customers and increase revenue from existing customers. We are currently targeting small and medium-sized customers with high returns. Such relationships include OEM and ODM suppliers and data center planning partners. For example, we have a co-marketing agreement in place with NVIDIA as a function of being a NVIDIA Preferred Partner through the NPN and with Hewlett Packard Enterprise, as a function of being accepted into their partnership program. With Super Micro Computer, Inc., we have early access to next generation computing platforms for testing and evaluation. We are working with vendors, such as Canopy Wave, Semper Victus IT, and Trainy.AI, to rapidly plan and deploy innovative HPC cluster designs. Our partnerships enable lead and customer sharing to rapidly identify customers who will uniquely benefit from our offerings.

Prudently source and allocate growth capital.

We have limited leverage, as we have primarily financed our growth to date with equity. This has provided us with the opportunity to incur prudent leverage to fund our growth and enhance returns to our shareholders. This was confirmed with our entry into a CAD $60 million (approximately USD $43.8 million) credit facility in June 2025 with RBC (the “Credit Facility”) as well as the private offering of $230.0 million in aggregate principal amount of Notes in January 2026, each discussed in more detail below. In our data center business, we believe we are in a position to utilize well-priced first mortgage and corporate facilities from both Canadian and U.S. commercial banks. Within our cloud service business, we anticipate utilizing equipment leasing facilities to limit our equity capital commitments. While we will benefit from access to public equity, we will also continue to explore private equity financings in the form of joint ventures with institutional partners. We believe that our access to these varied alternatives will provide us the ability to optimize our cost of capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Strategic Relationships

Financing

Based on management’s knowledge of the industry, we believe that there is market demand from institutional private equity investors for exposure to the types of projects in our data center pipeline and our capability to develop them. We believe that we are well positioned to capitalize on this demand by forming one or more equity joint ventures. Doing so would provide us access to a differentiated and non-dilutive source of private equity capital to fund our projects, and deliver a durable stream of cash flows in the form of management fee income for our services.

In June 2025 we entered into the Credit Facility with RBC, which provides for up to a CAD $60 million (approximately USD $43.8 million, based on the CAD/U.S. $ rate of exchange of CAD 1.00/U.S. $0.7308, as reported by Bloomberg on June 18, 2025) RBC and the Company have since entered into discussions to amend the Credit Facility to utilize the proceeds CAD $24.5 million (approximately USD $17.9 million) from the mortgage loan to purchase the MTL-3 facility, however, we cannot assure you that the parties will reach an agreement that is acceptable to the Company or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for more information.

On January 26, 2026, we completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of Notes. We used approximately $120.0 million of the net proceeds from the Notes offering to pay the cost of the zero-strike call option transaction we entered into simultaneously with such option, and the remaining net proceeds of the offering primarily for data center expansion, including to partially fund the lease or purchase of additional property or properties on which to build additional data centers, to construct those facilities, to enter into additional energy service agreements for each additional site, to purchase related equipment, and for potential acquisitions, partnerships and joint ventures related thereto, and for working capital and general corporate purposes. We will require additional project financing (e.g., construction loans) in order to fully accomplish such initiatives. We also may elect to raise additional capital opportunistically.

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. Borrowings under the Facility bear interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum. The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Technology

We have established formal relationships with leading technology providers, including NVIDIA, Super Micro, Dell, Hewlett Packard Enterprise, Super Micro and Quanta Computing. These partnerships enable us to access and deploy the most advanced computing hardware, ensuring that our clients benefit from cutting-edge technology and optimized performance. Our collaboration with these industry leaders allows us to stay at the forefront of high-performance computing and AI infrastructure.

In addition, we have a formal agreement with Shadeform to offer on-demand compute services powered by NVIDIA B200 GPUs. This partnership enhances our ability to provide scalable, high-performance AI and HPC solutions to enterprise customers, enabling them to access state-of-the-art computing resources without the need for upfront infrastructure investment.

Our data center business leverages a diverse mix of vendors across multiple geographies to source equipment cost-effectively while mitigating supply chain disruptions. By maintaining a broad supplier network, we reduce reliance on any single vendor and enhance our ability to procure best-in-class solutions at competitive prices. This approach strengthens our operational resilience and supports our ability to scale efficiently.

Competition

We face significant competition from various data center and cloud services providers. We compete with several prominent data center providers, including Digital Realty, Equinix, Inc., NTT, Cyrus One, Inc., STACK Infrastructure, Inc., Aligned Data Centers, LLC, Iron Mountain and various private operators in the U.S. Our primary competitors in the cloud service business are CoreWeave, Crusoe Energy, Nebius, and Lambda Labs.

Many of our competitors offer locations worldwide and have well-established international operations. Our competitors may also have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with global developers, utilities and local authorities, which may give them an advantage in securing real estate or power for new sites, particularly in constrained regions, the capacity to provide the same or additional products and services, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers sand supplier relationships. In addition, as we develop proprietary technology and software solutions to support AI and HPC workloads, we face competitive risks from larger incumbents with greater R&D resources and established ecosystems. The competitors may bring similar offerings to market faster or with deeper integration into existing platforms, potentially limiting our market share or pricing power.

Materials and Suppliers

Maintaining key supplier relationships is crucial to our business operations, as we rely on these relationships, such as with Dell, NVIDIA, Hewlett Packard Enterprise, Super Micro and Quanta Computing, to secure GPUs, servers, essential computing hardware, infrastructure components, and other materials. The complexity of developing cloud service hardware at scale limits the number of suppliers capable of meeting our requirements. The development of new data center capacity is subject to supply chain constraints and long lead times for critical infrastructure components such as power distribution equipment, generators, and cooling systems. We work with experienced vendors and maintain forward-looking procurement plans to mitigate these risks, but delays could still impact project timelines. Consequently, we have established purchase orders with leading hardware manufacturers that include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure we can acquire hardware well before their anticipated deployment.

We proactively procure these materials from our suppliers in sufficient quantities to facilitate hardware deployment at scale and on accelerated timelines. To mitigate potential supply chain disruptions and ensure the smooth operation of our facilities, we have established long-term contracts and agreements with key suppliers. This includes multi-quarter purchase commitments for critical hardware such as GPUs, power distribution units, and networking equipment, as well as ongoing service agreements with construction, electrical, and facility operations vendors. These relationships help secure allocation priority, stabilize pricing, and reduce lead-time risk for both cloud infrastructure and data center development. These arrangements give us greater certainty regarding the availability and pricing of essential components and materials. Furthermore, we continuously monitor market trends and maintain open lines of communication with our suppliers to anticipate and address potential supply chain challenges.

By proactively managing our supplier relationships, securing necessary materials in advance, and closely monitoring market conditions, we aim to minimize the impact of supply chain fluctuations on our operations. This approach enables us to maintain a steady pace of hardware deployments and facility development, ultimately supporting our goal of expanding our HPC data center and cloud service capabilities and maximizing shareholder value. However, we rely on a limited number of vendors for certain products and services for our data center facilities, and some of our contracts provide a single source of materials. If any of our key suppliers cannot perform under their contracts or satisfy our orders, it could significantly delay our data center development and operations. While we may be able to engage replacement suppliers, this would likely lead to operational delays and increased costs.

Power Supply

In the province of Quebec where MTL-1, MTL-2, and MTL-3 are located, all of the hydroelectric power is provided by a crown corporation, Hydro Quebec, which has predetermined rates depending on the customers’ industry and based on the power demand.

As set forth above, the Company has entered into a Capacity Agreement with Duke Energy for the Company to receive 24 MW of service to NC-1 by September 1, 2025, an additional 40 MW by April 1, 2026 and final phase of permanent service 99 MW within four years of May 16, 2025. The actual rates will be determined when the facilities are turned on.

Customers

We generate a large portion of our revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our customers, our operating results could be materially adversely affected. For more information, see “Risk Factors – Our business has and is expected to continue to have significant customer concentration.”

WhiteFiber data centers

Our HPC data center customer base consists of two primary types of customers:

●	Enterprise clients — current and prospective enterprise clients are active in multiple industries, including healthcare, finance, and various technologies that rely on computers or models. These customers benefit from our high-density solutions, reaching upwards of 50kW per cabinet, to accommodate their workloads and data generation.

●	GPU cloud — Our GPU cloud customers offer on demand access to their GPUs for tasks like AI, VFX rendering and scientific computing.

Currently, we provide HPC data center services at our leased MTL-1 and MTL-3 facilities, although our customers are based across Canada and Europe. As of December 31, 2025, our leased MTL-1 and MTL-3 facilities served fifteen customers. No one customer accounted for in excess of 50% of data center revenue in the 12 months ended December 31, 2025 or 2024.

Cloud Services

Our cloud services customer base also is comprised of two primary types of customers:

●	Direct end users — these customers primarily leverage our computing power for model training and inference.

●	GPU marketplaces — these platforms resell our computing power to their own end users. Since we do not have direct visibility into their end-user base, there may be some overlap among end users across different marketplaces.

We currently provide cloud services at Blönduos Campus, Iceland, where we lease capacity to house our GPUs. During 2025, our HPC data center in Iceland had contracts with twenty one customers. DNA Fund accounted for approximately 11.5% of our revenue during the 12 months ended December 31, 2025. We did not generate any revenue from DNA Fund in 2024. Our Initial Customer accounted for approximately 70.7% of our revenue during the 12 months ended December 31, 2025 and 96.6% of our revenues through December 31, 2024. As of the report date, the Company and the Initial Customer are engaged in ongoing discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive agreement has been reached. Following the service pause, the Company has redeployed the GPUs previously allocated to the Initial Customer to three other customers. Based on our current customer mix and contracted capacity for 2026, a limited number of customers are expected to represent a significant portion of our cloud services revenue. While we are actively expanding and diversifying our customer base, our results may continue to be influenced by the performance and contractual arrangements of these customers.

We have leased additional capacity to install our data center in Atlanta, Georgia, USA to expand our cloud services offering. The capacity leases commenced in February 2026. We also intend to lease additional capacity to expand our cloud services offering.

Global Logistics and Tariffs

Global supply logistics have caused delays across all distribution channels, impacting the HPC, AI and ML markets. Delivery schedules for specialized equipment, such as high-performance computing systems, AI hardware, and necessary infrastructure components, have been affected due to constraints on globalized supply chains. These constraints extend to procuring construction materials and specialized electricity distribution equipment required to develop HPC, AI and ML facilities. Efforts to mitigate delivery delays are ongoing to avoid materially impacting deployment schedules; however, there are no assurances that such mitigation efforts will continue to be successful. To help address global supply logistics and pricing concerns, we have implemented proactive measures such as procuring and holding required materials. We continuously monitor developments in the global supply chain which is necessary to assess their potential impact on our expansion plans within the HPC, AI and ML markets. This monitoring includes evaluating the impact of international trade policies and tariffs, which may affect the cost or availability of key components source from abroad and, in turn, impact our expansion timelines or capital expenditure.

Data center construction relies heavily on steel, copper, aluminum, electrical components and HVAC systems, some of which the Company is sourcing from Mexico and Canada. The tariffs the U.S. has imposed, or has considered imposing, on Canadian steel, aluminum and copper imports, are expected to increase the cost of WhiteFiber’s potential projects in the U.S. Similarly, reciprocal tariffs imposed by Canada on WhiteFiber’s projects in Canada on U.S. exports could see cost increases for imported power infrastructure, networking hardware, and construction equipment. See “Risk Factors – Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.”

Regulatory Landscape

The regulatory landscape surrounding WhiteFiber data centers and cloud services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near- and long-term. These developments may have a material adverse effect on our business and financial condition.

We are subject to the laws and regulations of various jurisdictions and governmental agencies affecting our operations and the sale of our infrastructure and services in areas including, but not limited to: AI, intellectual property; tax; import and export requirements; anti-corruption; economic and trade sanctions; national security and foreign investment; foreign exchange controls and cash repatriation restrictions; data privacy and security requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws.

Although there is no assurance that existing or future governmental laws and regulations applicable to our operations and the sale of our infrastructure services will not have a material adverse effect on our capital expenditures operating results and competitive position, we do not currently anticipate material expenditures for complying with government regulations. Nevertheless, we believe that global trade regulations could potentially have a material impact on our business.

As a global company, the import and export of our infrastructure services and technology are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. For example, all acquisitions of control (whether direct or indirect) of Canadian businesses by non-Canadians may be subject to review on grounds that the investment could be injurious to national security. Following the filing of the required Investment Canada Act notification in respect of our acquisition of Enovum, we received written notification from the Minister of Innovation, Science and Industry of Canada (the “Minister”), that the acquisition may be subject to a national security review. Following review of information we provided, Bit Digital executed a “Commitment Letter” to the Minister which provides for the following: (i) commitment to maintain one Canadian on the board of Enovum Inc.; (ii) commitment to maintain or improve Enovum’s security controls for personnel, physical security and the internal network, and (iii) commitment to send a list of Enovum’s current clients to Investment Canada on an annual basis. The Company is complying with the terms of the Commitment Letter.

The scope, nature, and severity of such controls varies widely across different countries and may change frequently over time. Such laws, rules, and regulations may delay the introduction of our infrastructure and services or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals. For example, the U.S. Department of Commerce continues to add firms to the Entity List. These export restrictions, which would require that we obtain licenses from the U.S. Department of Commerce to allow us to export infrastructure services to such listed firms, which could limit or prevent us from doing business with certain potential customers or potential suppliers. Additionally, although the U.S. Department of Commerce has withdrawn its AI diffusion rules, which would have imposed worldwide limits on AI chip exports used to create computer clusters, it plans to issue a replacement rule in the future and continues to strengthen other existing export controls on advanced AI chips. These restrictive governmental actions, and any similar measures that may be imposed on U.S. companies by other governments, could limit our ability to conduct business globally.

Additionally, there are growing concerns about the ethical implications and potential misuse of AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. We are closely monitoring these developments and will dedicate our best efforts to adhere to any upcoming regulations or industry best practices.

As a company operating at the intersection of data center, cloud and HPC hosting services, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We closely monitor legislative and regulatory developments and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. Despite the uncertainties posed by the changing regulatory landscape, we remain committed to delivering innovative and responsible solutions in the data center, cloud and HPC hosting markets while prioritizing compliance and risk management. However, if we fail to comply with applicable laws and regulations, we may be subject to significant liabilities, including fines and penalties, and our business, financial condition, or results of operations could be adversely affected.

Investment Canada Act

All acquisitions of control (whether direct or indirect) of Canadian businesses by non-Canadians may be subject to review on grounds that the investment could be injurious to national security. Following the filing of the required Investment Canada Act notification in respect of our acquisition of Enovum (the “Transaction”), we received written notification from the Minister of Innovation, Science and Industry of Canada (the “Minister”), that the Transaction may be subject to a national security review. Following review of information we provided, Bit Digital executed a “Commitment Letter” to the Minister which provides for the following: (i) Commitment to maintain one Canadian on the board of Enovum Inc.; (ii) Commitment to maintain or improve Enovum’s security controls for personnel, physical security and the internal network, and (iii) Commitment to send a list of Enovum’s current clients to office of the Minister of Innovation, Science and Industry on an annual basis. The Company is complying with the terms of the Commitment Letter.

Employees

As of December 31, 2025, we and our subsidiaries employed 83 full-time employees who support our cloud and data center operations, infrastructure development, and corporate functions. We focus on attracting and retaining skilled technical and operational personnel through competitive compensation, benefits, and performance-based incentives aligned with our business objectives. Management oversees human capital matters, with an emphasis on workforce safety, operational reliability, and compliance with applicable labor and employment laws. We also engage consultants and other third-party providers to support our business activities.

In connection with the completion of our initial public offering, we implemented a long-term performance incentive program, granting eligible employees service-based restricted stock awards and performance-based restricted stock awards that vest upon achieving specific performance milestones. This performance program is a key employee incentive, aligning their long-term interests with the Company’s objectives. See Item 11 - Executive Compensation and Director Compensation .

Corporate Information

We were incorporated by Bit Digital as a Cayman Islands exempted company on August 15, 2024 under the name Celer, Inc., as a holding company for the HPC Business. We changed our name to WhiteFiber, Inc. on October 17, 2024. We completed our IPO on August 8, 2025, and our Ordinary Shares are currently listed on Nasdaq under the symbol “WYFI”.

Our executive office is located at 31 Hudson Yards, Floor 11, Suite 30, New York, New York 10001, and our phone number is (646) 801-0779.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.whitefiber.com when such reports are available on the SEC’s website at www.sec.gov.

We announce material information to the public through filings with the SEC, the investor relations page on our website at www.whitefiber.com, press releases, public conference calls and public webcasts. The information disclosed through the foregoing channels are intended to be sources of material information about the Company. As such, we encourage investors, the media and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

The information contained on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. You should not rely on our website or any such information in making your decision whether to purchase our Ordinary Shares.

Item 1A. Risk Factors

Investing in our Ordinary Shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the matters discussed under the heading “Forward-Looking Statements and Risk Factor Summary”, before making a decision to invest in our Ordinary Shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently believe are immaterial may also become important factors that adversely affect our business. If any of the following risks or uncertainties occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected, potentially in a material way which could result in a partial or complete loss of your investment. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements.

The Company is not required to provide the information called for in this item due to its status as a smaller reporting company, however we describe below some of the risks we believe are material to our business. You should carefully consider the following risks in evaluating us and our business. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks.

General Risks Related to WhiteFiber’s Business

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

WhiteFiber’s ability to retain and increase our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

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

In January 2026, we sold $230.0 million aggregate principal amount of 4.500% convertible senior notes due 2031 (including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of notes). If we raise additional equity or equity-lined financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our Ordinary Shares could decline. Furthermore, if we engage in debt financing, the holders of debt will have priority over the holders of our Ordinary Shares on order of payment preference. We may be required to accept terms that restrict or limit our ability to, among other things:

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

From time to time we evaluate and potentially consummate strategic investments, combinations, joint-ventures, acquisitions or alliances, which could require significant management attention, disrupt our business and adversely affect our financial results.

We evaluate and consider strategic investments, combinations, joint-ventures, acquisitions or alliances in cloud services or WhiteFiber data centers or related businesses around the globe in order to grow our business. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Strategic investments or acquisitions will involve risks commonly encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;

●	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

●	difficulties in retaining, training, motivating and integrating key personnel;

●	diversion of management’s time and resources from our normal daily operations;

●	difficulties in successfully incorporating licensed or acquired technology and rights into our businesses;

●	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

●	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

●	risks of entering markets, in parts of the United States, Canada and/or abroad, in which we have limited or no prior experience;

●	failure to successfully further develop the acquired technology;

●	liability for activities of the acquired business before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

●	potential disruptions to our ongoing businesses; and

●	unexpected costs and unknown risks and liabilities associated with strategic investments or acquisitions.

We may not make any investments or acquisitions, or any future investments or acquisitions may not be successful, may not benefit our business strategy, may not generate sufficient revenues to offset the associated acquisition costs or may not otherwise result in the intended benefits. In addition, we cannot assure you that any future investment in or acquisition of new businesses or technology will achieve market acceptance or prove to be profitable.

Any future acquisitions also could result in the issuance of shares, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue Ordinary Shares, preference shares or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing shareholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our Ordinary Shares is low or volatile, we may not be able to acquire other companies or fund a joint venture project using shares as consideration.

If we are unable to obtain the anticipated benefits from these transactions, or if we encounter difficulties in integrating any acquired operations with our business, our financial condition and results of operations could be materially harmed.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be harmed.

We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

Our customers frequently make advance payments based on anticipated future usage.

In our cloud service business, customers often make advance payments as deposits for future usage of our services. If we are unable to meet the contract requirements or deliver GPU clusters to their satisfaction for any reason, we may be obligated to refund these deposits.

In our colocation Data Center Hosting Business, customers typically pay a month in advance based on their projected demand. If we are unable to provide the services as expected for any reason, we would be required to issue a credit or refund the difference to the customer. Any such refunds or issuances of credit could have an adverse effect on our business, results of operations, and financial condition.

Dependence on joint ventures and other local partners could adversely affect our profits.

We intend to conduct some operations through joint ventures in which unaffiliated third parties may control or have significant influence on the operations of the joint venture. As with any joint venture arrangement, differences in views among the joint venture participants may result in the joint venture operating in a manner that is contrary to our preference, delayed decisions or in failures to agree on major issues. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and combined results of operations. In addition to joint ventures, we may rely on local third-party partners in foreign jurisdiction, as we do in Iceland, to provide various services in support of our cloud services and HPC data center businesses, including installation, service and technical support, as well as the provision of equipment and personnel. If a local partner is unwilling or unable to deliver its services for any reason including, but not limited to, a dispute with us, the deterioration of its financial condition or a loss of personnel, we may be unable to engage an alternative partner or subcontractors to perform the same services, or on terms substantially similar to those with our existing partners. The failure to do so may cause us to breach the terms of existing contracts, impede our ability to complete orders, and/or result in damage to our customer relationships in that jurisdiction, any of which may damage our reputation and have a material adverse effect on our business in the impacted jurisdiction.

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

The loss of any member of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel could adversely affect our business.

Our success and future growth will depend to a significant degree on the skills and services of our management team, including Mr. Sam Tabar, our Chief Executive Officer, and Mr. Erke Huang, our Chief Financial Officer. Mr. Tabar and Mr. Huang will provide their services to us for up to 24 months from August 6, 2025, the effective date of the IPO registration statement, on a transitional basis pursuant to the terms of the Transition Services Agreement. During such transition period, they will continue to hold the same position with Bit Digital. We have also recently hired several key members of Senior Management including executive officers Billy Krassakopoulos, CEO of Enovum, who is President of WhiteFiber, and Thomas Sanfilippo, Chief Technology Officer, in order to grow WhiteFiber’s business. We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to continue to develop our business. If our management team, including any new hires that we may make, including any new hires we make to replace Mr. Tabar and Mr. Huang during the transition period, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

The loss of key members of management could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences who have a sound understanding of our business. The market for highly qualified personnel in our industry is very competitive, and we may be unable to attract or retain such personnel. If we are unable to attract or retain such personnel, our business could be harmed.

WhiteFiber’s operations may be negatively affected if it is unable to obtain, develop and retain key personnel and skilled labor forces.

WhiteFiber must attract, develop and retain executive officers and other professional, technical and labor forces with the skills and experience necessary to successfully manage, operate and grow. We have recently hired certain key personnel for WhiteFiber, as well as the management team of Enovum. However, competition for these employees is high, due, in part, to the nascent HPC Business workforce. In some cases, competition for these employees is on a regional, national, or global basis. At times of low unemployment, it may be difficult for WhiteFiber to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support WhiteFiber’s operating and growth strategies. Additionally, if WhiteFiber is unable to hire employees with the requisite skills, it may be forced to incur significant training expenses. As a result, WhiteFiber’s ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect its results of operations, financial position and cash flows.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork and cultivates creativity. As we continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

Cybersecurity incidents and threats including cyberattacks, ransomware attacks and security breaches of cloud services and our information systems, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

Our cloud services involve the collection, storage, processing, and transmission of confidential information, employee, service provider, and other personal data. We have built our cloud services on the premise that we maintain a secure way to secure, store, and transact in cloud services. As a result, any actual or perceived security breach of us or our third-party partners may:

●	harm our reputation and brand;

●	result in our cloud services being unavailable and interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

●	result in exposure to claims for damages and other remedies by our customers and individuals whose personal data is the subject to a cybersecurity incident;

●	cause us to incur significant remediation and notification costs;

●	divert the attention of management from the operation of our business; and

●	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity incident or attack, whether or not we are directly impacted, could lead to a general loss of customer confidence in the digital asset industry or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. Certain kinds of cybersecurity incidents and attacks, such as ransomware attacks, could result in the interruption of our cloud services and information systems, and result in the inability to access and loss of data.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Cybersecurity incidents and attacks upon systems across a variety of industries, including cloud services, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers and partners’ personal data, AI algorithms, disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our cloud services or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our cloud services with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect our information systems and the data we manage, prevent cybersecurity incidents, data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may, in turn, be used to access our cloud services. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect.

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

Our business has and is expected to continue to have significant customer concentration.

We generate a large portion of our revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our customers, our operating results could be materially adversely affected.

As of December 31, 2025, Enovum’s data centers served fifteen customers. No one customer accounted for in excess of 50% of data center revenue in the 12 months ended December 31, 2025 or 2024. During 2025, our HPC data center in Iceland had contracts with twenty one customers. DNA Fund accounted for approximately 11.5% of our revenue during the 12 months ended December 31, 2025. We did not generate any revenue from DNA Fund in 2024. Our Initial Customer accounted for approximately 70.7% of our revenue during the 12 months ended December 31, 2025 and 96.6% of our revenues through December 31, 2024. As of the report date, the Company and the Initial Customer are engaged in ongoing discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive agreement has been reached. Following the service pause, the Company has redeployed the GPUs previously allocated to the Initial Customer to three other customers. Based on our current customer mix and contracted capacity for 2026, a limited number of customers are expected to represent a significant portion of our cloud services revenue. While we are actively expanding and diversifying our customer base, our results may continue to be influenced by the performance and contractual arrangements of these customers.

We expect that the limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.

Failure to attract, grow and retain a diverse and balanced customer base, could adversely affect our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, may affect our ability to grow our business. Our data center operations are currently limited to Montreal, Canada and North Carolina coming online shortly. This enables us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may adversely affect the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We have an evolving business model which is subject to various uncertainties.

As cloud services and WhiteFiber data centers become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model requires us to evolve as well. From time to time, we have modified and will continue to modify aspects of our business model relating to our strategy. For example, we acquired our MTL-2 facility with the intention to develop the site to Tier-3 standards with an initial load of 5 MW (gross), however, we have prioritized other builds and preserved capital for more time sensitive projects. We cannot offer any assurance that these or any other modifications to our plans will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, as the markets in which we operate continue to evolve, new market participants have emerged and may continue to emerge and this may require us to further evaluate our business model and products and services. We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

WhiteFiber may be negatively impacted by future litigation, claims or investigations.

WhiteFiber may become party to, among other things, environmental, commercial, contract, warranty, antitrust, tax, property entitlements and land use, product liability, health and safety, and employment claims. The outcome of any future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount. In addition to the monetary cost, litigation can divert management’s attention from its core business opportunities. Development of new information in these matters can often lead to changes in management’s estimated liabilities associated with these proceedings including the judge’s rulings or judgements, jury verdicts, settlements or changes in applicable law. The outcome of such matters is often difficult to predict and unfavorable outcomes could have a material impact to WhiteFiber’s results of operations, financial position and cash flows.

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

General risk factors that could impact WhiteFiber’s businesses.

Certain additional factors may negatively impact WhiteFiber’s financial results in future periods. The following factors should be considered for a better understanding of the risks to WhiteFiber:

●	Acquisition, disposal, and impairments of assets or facilities: These activities can lead to financial losses, operational disruption, or reduced asset value if transactions are poorly timed, overpriced, or if market conditions change.

●	The cyclical nature of large infrastructure projects: Our data center development is subject to long lead times, significant upfront capital investment, including equity and debt financing, and dependence on customer demand forecasts. As a result, our infrastructure projects are exposed to economic cycles, technology refresh cycles, and shifts in AI or cloud compute demand.

●	Labor negotiations or disputes: Work stoppages or unfavorable labor terms can disrupt operations, increase costs, and delay project timelines.

●	Inability of contract counterparts to meet their contractual obligations: Default by suppliers, customers, or partners can result in revenue shortfalls, service disruptions, or increased costs to find replacements.

●	The inability to effectively integrate the operations and the internal controls of any acquired companies: Poor integration can lead to inefficiencies, compliance risks, and failure to realize expected synergies, affecting overall financial and operational performance.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Cloud Service Development Related Risks

Our cloud service technology and infrastructure may not operate properly or as we expect them to, which could cause us to incur fines and monetary penalties, adversely affecting our business, results of operations, and financial condition.

The continuous development, maintenance, and operation of our cloud service technology and infrastructure is expensive and complex and may involve unforeseen difficulties, including material performance problems, undetected defects, or errors, particularly with new capabilities and system integrations. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology and systems from operating properly. If our cloud services do not function reliably, we may incur fines and monetary penalties, as well as regulatory orders requiring remedial, injunctive, or other corrective actions.

Regulators may limit our ability to develop or implement our cloud services technology and infrastructure and/or may eliminate or restrict the confidentiality of our technology, which could have a material adverse effect on our financial condition and results of operations.

Our future success depends on our ability to continue to develop and implement our cloud services technology, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology, or require that we disclose our technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

We face intense competition in the cloud services industry and may not be able to compete with other companies. If we do not continue to innovate and provide cloud services to our customers and partners, we may not remain competitive, which could harm our business, financial condition, cloud service and operating results.

We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar products or services at this time. Our cloud services business environment is rapidly evolving and intensely competitive; it faces changing cloud service technologies, shifting customer needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate cloud service technology developments and deliver innovative, relevant, and useful products, services, and technologies in a timely manner. As our cloud services business evolves, the competitive pressure to innovate will encompass a wider range of products and services. We must continue to invest significant resources in technical infrastructure and R&D, including through acquisitions, in order to enhance our cloud service technology, and services. With the limited resources we have available, we may experience difficulties in expanding and improving our colocation data center and services to remain competitive. Competition from existing and future competitors particularly those better capitalized, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our Ordinary Shares, which would harm our investors.

Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions and entering into other strategic arrangements; continuing to invest heavily in cloud services technical infrastructure, R&D, and in talent; initiating intellectual property and competition claims (whether or not meritorious). Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Our competitors may also be able to innovate and provide cloud services faster than we can or may foresee the need for products and services before we do.

We are expanding our investment in research and development companywide. This includes generative AI and continuing to integrate AI capabilities into our products and services. Cloud service technology and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy certain cloud service technologies critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and technical infrastructure. Additionally, other companies may develop cloud service products and technologies that are similar or superior to our technologies or more cost-effective to deploy. Other companies have, or in the future may obtain, patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own cloud services.

Our financial condition and operating results may also suffer if our cloud services are not responsive to the evolving needs and desires of our customers and partners. As new and existing cloud service technologies continue to develop, competitors and new entrants may be able to offer experiences that are, or that are seen to be, substantially similar to or better than ours. These technologies could reduce usage of our products and services, and force us to compete in different ways and expend significant resources to develop and operate equal or better products and services. Competitors’ success in providing compelling products and services or in attracting and retaining customers and partners could harm our financial condition and operating results.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our go-to-market approach currently focuses on a top-down sales model to drive demand and pipeline from the large AI labs and AI enterprises. Sales to such customers involves longer and more unpredictable sales cycles. Customers often view the purchase of our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises in particular, often undertake a significant evaluation process that further lengthens our sales cycle.

Our direct sales team develops relationships with our customers, and works on account penetration, account coordination, sales, and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Cloud infrastructure capacity purchases are frequently subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of our efforts to secure sales after investing resources in a lengthy sales process would adversely affect our business, operating results, financial condition, and future prospects.

Our ability to maintain customer satisfaction depends in part on the quality of our customer support and cloud operations services. Our failure to maintain high-quality customer support and cloud operations services could have an adverse effect on our business, operating results, financial condition, and future prospects.

We believe that the successful use of our platform requires a high level of support and engagement for many of our customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our platform, resolve performance issues, address interoperability challenges with the customers’ existing IT infrastructure, and respond to security threats and cyber-attacks and performance and reliability problems that may arise from time to time. Increased demand for customer support and cloud operations services, without corresponding increases in revenue, could increase our costs and adversely affect our business, operating results, financial condition, and future prospects.

Furthermore, there can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. We expect to increase the number of our customers, and that growth may put additional pressure on our customer support and cloud operations services teams. Our customer support and cloud operations services teams may need additional personnel to respond to customer demand. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for services. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction and their purchase of our infrastructure could be adversely affected.

In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our customer support and cloud operations services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient customer support services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel which could increase our expenses, and negatively impact our business, financial condition, operating results, and future prospects.

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

As we grow and develop as a business, we are attempting to reduce the impact of variability on our revenue and colocation costs by entering into long-term contracts at each site. In our data center services, as of December 31, 2025, our contracts with our sixteen customers range from 12 to 120 months, including the Nscale contract expected to generate revenue in 2026. In our cloud services business, we provide cloud infrastructure for highly scalable GPU accelerated applications, or GPU clusters, to our customers under contracts spanning from short-term arrangements to 36 months. As these are new services in the industry, the value and longevity of the GPUs remain uncertain in this rapidly evolving market. Given that we have only a limited history of operating a colocation data center, the long-term profitability of these contracts cannot be presently determined. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not remain profitable in the future.

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

We may be unable to access sufficient additional capital equity and debt financing needed to grow our business.

We will need to raise substantial additional capital to expand our data center operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. However, market conditions may limit our ability to raise funds in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our Ordinary Shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our Ordinary Shares on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of these provisions could make investing in our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

Our business depends upon the demand for data centers.

We are in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if our assets were devoted to a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, as well as adverse developments in the data center, Internet, AI and data communications and broader technology industries. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Changes in industry practice or in technology could reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

We face intense competition in the data centers operations and may not be able to compete with other companies. If we do not continue to innovate in the design and management of data centers in order to offer innovative solutions to store, process and manage digital information, including AI and ML applications, to our customers and partners, we may not remain competitive, which could harm our business, financial condition, data centers and operating results.

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

We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We are also reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

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

Through WhiteFiber Iceland ehf, the Company established and has been providing cloud services since November 2023. As of December 31, 2025, the Company had a fleet of 462 servers at a third-party data center located in Northern Iceland. Through WhiteFiber’s subsidiary, Enovum, which was acquired in October 2024, we have been operating our data center located in Montreal Canada (MTL-1), and commenced operations in the in the fourth quarter of 2025 at MTL-3. In May 2025, we purchased a former industrial manufacturing building and land outside of Greensboro, North Carolina which we expect to be operational in the second quarter of 2026.

In order to maintain its data center operations, WhiteFiber and its landlord in Iceland and in Montreal will need to acquire sufficient supplies of electricity generated by hydroelectric, and geothermal energy. In addition, WhiteFiber’s data centers need to also maintain reliable and adequate infrastructure and cooling systems to ensure optimal performance.

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

We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.

Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have obtained the right to use network resources owned by other companies, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.

Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.

Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security, cybersecurity, and maintenance of environmental conditions. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, ransomware attacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.

Substantially all of our customer agreements include terms requiring us to meet certain service level commitments. Any failure to meet these or other commitments or any equipment damage in our data centers due to any reason could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

Any disruption of service experienced by certain of our third-party service providers, or our ineffective management of relationships with third-party service providers could harm our business, financial condition, operating results, cash flows and prospects.

We rely on several third-party service providers for services that are essential to our business model, the most important of which are our suppliers of power, electrical equipment (including GPU servers), building materials, and construction services. Additionally, as we build our cloud service business, we also expect to rely on third parties to lease or sell us equipment which we then lease to certain of our cloud service and colocation data center customers. In addition, we may depend upon outside advisors who may not be available on reasonable terms as needed, or at all. To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. If these third parties or other outside advisors experience difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers or employees, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and our financial condition, operating results, cash flows and prospects.

Any delays or unexpected costs in the development of any new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

We intend to build out additional WhiteFiber data centers in the future based on signed letters of intent at significant cost. Our successful development of this and future projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;

●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

●	construction site accidents and other casualties;

●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;

●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

●	access to sufficient power and related costs of providing such power to our customers;

●	environmental issues;

●	supply chain constraints;

●	fire, flooding, earthquakes and other natural disasters;

●	pandemics;

●	geological, construction, excavation and equipment problems; and

●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies, including as a result of local community resistance or protests in response to the development of new data centers.

In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully and on a timely basis, our business may be adversely affected.

Our ongoing investment in retrofitting data centers involves infrastructure and technologies which is inherently risky, and could divert management attention and harm our business, financial condition, and operating results.

Our ongoing investments that we are making in infrastructure, research and development augment our data center capabilities, reflect our ongoing efforts to innovate and provide products and services that are helpful to our customers. However, these investments may not be commercially viable or may not result in an adequate return of capital. These endeavors involve significant risks and uncertainties, including diversion of resources and management attention from current operations, different monetization models, and the use of alternative investment, governance, or compensation structures that may fail to adequately align incentives across the Company or otherwise accomplish their objectives.

Our failure to accurately predict our facilities’ and data centers’ requirements could have a material adverse effect on our business, financial condition and results of operations.

The costs of building out, leasing and maintaining our facilities and data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term  data center capacity requirements. We are continuously evaluating our capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate these requirements, we may not be able to provide sufficient service to our existing customers or may be required to limit new customer acquisition, both of which may materially and adversely impair our results of operations.

Similarly, we have entered into multi-year contract commitments with our service providers in Iceland and North America. If we overestimate our capacity requirements and therefore secure excess capacity and have excess capital expenditures, our operating margins could be materially reduced.

Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.

We may also experience disruptions due to mechanical failure, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business. With the energy demand of our business, we may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the U.S. as well as in Iceland and Canada. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Establishing data centers in remote areas may adversely affect our ability to retain staff and increase our compensation costs.

If we establish data centers in areas with lower populations such as Iceland or remote parts of North America, recruiting and retaining the necessary staff to operate our locations may pose a challenge. When we encounter a relatively low population, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect our ability to attract and retain qualified personnel and may increase our employee costs if we have to increase the compensation we pay in response to the market.

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

Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing or future data centers. Furthermore, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Risks Related to Geopolitical Uncertainty

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

Scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards in the U.S., Iceland or Canada are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Various actual and potential conflicts of interest may be detrimental to shareholders.

Certain conflicts of interest may exist, or be perceived to exist, between us and our directors or certain executive officers, who are also officers and/or directors of Bit Digital, our parent company, which owned approximately 70.5% of our share capital as of December 31, 2025. Each person must devote time, resources and attention to the affairs of Bit Digital. This may conflict with such officer’s or director’s interest in us, including conflicting with interests in allocating resources, time and attention to our business and impacting decisions made on our behalf with respect to Bit Digital. For example, it is expected that, until August 2027, Sam Tabar and Erke Huang will continue to serve as (i) Chief Executive Officer and (ii) Director and Chief Financial Officer, respectively, of Bit Digital. Messrs. Tabar and Huang are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital operations and have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff. Actual or potential conflicts of interest could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters, agreements with Bit Digital relating to the Reorganization or otherwise, employee retention or recruiting or our dividend policy.

We have put specific procedures in place with respect to potential conflicts of interest, however, in determining with whom our officers or directors may have relationships and considering the risks and risk mitigation factors. As an example, we require that transactions with Bit Digital involving our executive officers and directors be approved or ratified by our Audit Committee, and recognizing that Ms. Ichi Shih is also the Chair of the Bit Digital Audit Committee. While we have a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions, since WhiteFiber is not operating a digital asset business, the effects of any such risks of conflicts of interest involving our separate business operations are limited in scope. We expect that as we add officers and independent directors, the risks of conflicts of interest will become more limited over time. We cannot, however, guarantee that the conflicts of interest described above, or other future conflicts of interest, will not manifest in advice or decisions that negatively impact our financial results and our operations.

We may depend upon outside advisors who may not be available on reasonable terms as needed.

To supplement the business experience of our officers and directors, we employ technical experts, appraisers, attorneys, or other consultants or advisors. Our management, with our board of directors approval in certain cases, without any input from shareholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Uncertainties or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to the Reorganization and our Relationship with Bit Digital

We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with Bit Digital.

The agreements that have been entered into with Bit Digital in connection with the Reorganization and transition of services (including the Transition Services Agreement) were negotiated while we were still part of Bit Digital’s business. Accordingly, during the period in which the terms of those agreements will have been negotiated, we did not have an independent Board of Directors or a management team independent of Bit Digital. The terms of the agreements (including the Transition Services Agreement) negotiated in the context of the Reorganization relate to, among other things, the allocation of assets, intellectual property, liabilities, rights and other obligations between Bit Digital and us. Arm’s-length negotiations between us and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business, might have resulted in receiving more favorable terms from an unaffiliated third party.

WhiteFiber has a very limited history of operating as an independent, public company, and its historical financial information from periods prior is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

WhiteFiber’s businesses was operated by and integrated with Bit Digital prior to WhiteFiber’s October 2024 acquisition of Enovum. Certain of the historical financial information of WhiteFiber included in this Annual Report is derived from the combined financial statements and accounting records of Bit Digital and WhiteFiber AI and its combined subsidiaries. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations and cash flows that WhiteFiber would have achieved as a separate, publicly traded company during the periods presented nor those that WhiteFiber will achieve in the future, primarily as a result of the factors described below:

●	Prior to the Reorganization, WhiteFiber’s business was operated by Bit Digital as part of its broader corporate organization, rather than as an independent company, and Bit Digital or one of its affiliates performed certain corporate functions for WhiteFiber. WhiteFiber’s historical financial results prior to the IPO reflect allocations of corporate expenses from Bit Digital for such functions and are likely to be less than the expenses WhiteFiber would have incurred had it operated as a separate publicly traded company.

●	Historically, WhiteFiber shared economies of scope and scale in costs, employees and vendor relationships. Although WhiteFiber has entered into a Transition Services Agreement with Bit Digital, these arrangements may not retain or fully capture the benefits that WhiteFiber has enjoyed as a result of being integrated with Bit Digital and may result in it paying higher charges than in the past for these services. This could have a material adverse effect on WhiteFiber’s business, financial position, results of operations and cash flows following the completion of the distribution.

●	Generally, WhiteFiber’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, have in the past been satisfied as part of the corporatewide cash management policies of Bit Digital. Following the completion of our IPO, WhiteFiber’s results of operations and cash flows are likely to be more volatile, and it may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, or a combination of both, strategic relationships or other arrangements, which may or may not be available and may be more costly.

●	WhiteFiber’s historical financial information does not reflect any debt that it may incur in the future.

●	As a public company, WhiteFiber is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs and require WhiteFiber to divert substantial resources, including management time, from other activities.

Other significant changes may occur in WhiteFiber’s cost structure, management, financing and business operations as a result of operating as a company separate from Bit Digital. For additional information about the past financial performance of WhiteFiber’s business and the basis of presentation of the historical combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Annual Report.

WhiteFiber or Bit Digital may fail to perform under the Transition Services Agreement or WhiteFiber may fail to have necessary systems and services in place when the transition services agreement expires.

On July 30, 2025, in connection with the Reorganization, WhiteFiber and Bit Digital entered into the Transition Services Agreement pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for up to 24 months from the effective date of the IPO registration statement. WhiteFiber will rely on Bit Digital to satisfy its obligations under this agreement. If Bit Digital is unable to satisfy its obligations under this agreement, WhiteFiber could incur operational difficulties or losses. If WhiteFiber does not have agreements with other providers of these services once certain transaction agreements expire or terminate, WhiteFiber may not be able to operate its business effectively, which may have a material adverse effect on its financial position, results of operations and cash flows.

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

Certain key management and directors of both Bit Digital and WhiteFiber hold the same or similar positions in both companies. Those positions and their ownership of Bit Digital securities could create, or appear to create, potential conflicts of interest when WhiteFiber’s management and directors and Bit Digital’s management and directors face decisions that could have different implications for Bit Digital and WhiteFiber. Disputes may arise between WhiteFiber and Bit Digital in a number of areas relating to the various transaction agreements, including:

●	Labor, tax, employee benefit, indemnification and other matters arising from WhiteFiber’s separation from Bit Digital.

●	Employee retention and recruiting.

●	Business combinations involving WhiteFiber.

●	And the nature, quality and pricing of services that WhiteFiber and Bit Digital have agreed to provide each other.

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

WhiteFiber is in the process of preparing information technology infrastructure and systems to support its critical business functions, including accounting and reporting, in order to replace many of the systems and functions Bit Digital has provided. WhiteFiber may experience temporary interruptions in business operations if it cannot transition effectively to its own stand-alone systems and functions, which could disrupt its business operations and have a material adverse effect on profitability. In addition, WhiteFiber’s costs for the operation of these systems may be higher than the amounts reflected in the financial statements.

Regulatory Risks

Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, including semiconductors and related critical technologies, and may in the future result in additional restrictions impacting some or all of our service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, cloud service technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions implemented by the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, require us to obtain export licenses from government regulators, prohibit us from exporting our services to any or all customers in one or more markets or could impose other conditions that limit our ability to provide cloud services from or serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, could restrict our ability to export our technology, or services, even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our ability to provide our services to customers in all markets worldwide, which could also substantially reduce our revenue. See “Risk Factors – Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.”

Management of the requirements of the supply chain is complicated and time consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own cloud services, if we are unable to provide contractual warranty or other extended service obligations.

Our cloud services business is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.

In recent years the use of machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit WhiteFiber’s cloud services business, or require the Company to make changes to its clouds service technology and infrastructure and our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to provide or improve our cloud services.

For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the scope and extent of regulation of AI is uncertain, but the National Institute of Standards and Technology issued the NIST-AI-600-1, AI Risk Management Framework: Generative Artificial Intelligence Profile which will likely remain a standard that regulators may consider for determining whether companies have adequate assessed the risk of use of AI.

A number of states have issued or proposed laws that require developers and deployers of high risk AI tools and systems to conduct risk assessments and take steps to avoid algorithmic discrimination. In addition, these laws provide consumers with the right to pre-use notice and certain rights to opt-out of use of such tools for certain kinds of automated decisions and to seek human review for adverse decisions. These laws could impose additional obligations on us to comply with such requirements and limit the Company’s ability to use AI and automated decision making. Violations of such laws could expose the Company to fines and sanctions and consumer class actions.

In the European Union, the EU AI Act establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act entered in force on August 1, 2024, and the majority of the substantive requirements will apply two years later (beginning 2026). The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our cloud services, and could require additional compliance measures and changes to our operations and processes.

Moreover, the protectability and ownership of intellectual property, including patent and copyright, resulting from the use of AI technologies has not been fully addressed by courts or laws or regulations. To the extent we use AI technologies to generate or develop other technology, we may have difficulty enforcing intellectual property rights in other such technology. In addition, the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation based on the inputs or outputs of such systems. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

We are subject to a highly evolving regulatory landscape and any adverse changes to or our colocation customers’ failure to comply with any laws or regulations could adversely affect our business, prospects or operations.

Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, AI and related technologies, cloud services and data center operations. As a result, they do not contemplate or address unique issues associated with AI, are subject to significant uncertainty, and vary widely across U.S., Iceland and Canada. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another.

Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of AI, requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or financial condition.

Ongoing and future regulatory actions, such as controls on the export of products and technology for AI uses, could effectively prevent our customers’ and our ongoing or planned co-hosting operations, limiting or preventing future revenue generation by us or rendering our operations obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or financial condition.

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners; however, not of any customers or other third parties. The collection, use and processing of such data about individuals are governed by data privacy laws and regulations enacted in the U.S. (federal and state), and other jurisdictions around the world. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer, and data protection. Such laws may continue to restrict or dictate how we collect, maintain, combine and disseminate information and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In the United States, there are numerous federal and state laws and regulations that could apply to our operations or the operations of our partners, including data breach notification laws, financial information and other data privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of personal information.

For example, California has enacted the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies, to correct that information, to delete that information and to opt-out the sale or sharing of personal information for cross-context behavioral advertising. The California Privacy Protection Agency (“CPPA”) has proposed new regulations to require companies to conduct risk assessments, annual cybersecurity audits and set up notice and opt-out and access procedures for the use of automated decision-making technology. These proposed new requirements could increase our costs of compliance and impact our operations and the products and services we offer.

In addition, Iowa, Delaware, Maine, Virginia, Colorado, Utah, Oregon, Montana, Nebraska, New Hampshire, New Jersey, Texas, Utah and Connecticut enacted privacy and data protection laws in recent years that are currently in effect and grant similar rights and impose similar obligations as the CCPA. New privacy laws enacted in Maryland, Minnesota, Rhode Island, and Tennessee will take effect over the next couple years. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal or state laws or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personal information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Foreign data privacy laws, such as the General Data Protection Regulation (“GDPR”) in the European Union and the United Kingdom Data Protection Act (“UK GDPR”) impose data privacy and security requirements that may impact our ability to collect and process personal information of residents of the EU and the UK. The transfer of personal information from such jurisdictions may be subject to additional restrictions and require the use of transfer mechanisms recognized by GDPR and UK GDPR, such as the use of Standard Contractual Clauses, which impose numerous obligations on data importers and exporters. Violations of the GDPR or UK GDPR could impose us to fines of up to €20 million, or up to 4% of the annual worldwide turnover of the preceding financial year, whichever is greater.

Existing and increasing legal and regulatory requirements could adversely affect our results of operations.

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, data security, telecommunications, data storage and protection, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Compliance with evolving digital accessibility laws and standards will require engineering and is important to our efforts to empower all people and organizations to achieve more. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, in the EU, an AI Act has entered into force, and may entail increased costs or decreased opportunities for the operation of our AI services in the European market. See “Risk Factors – Our cloud services business is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making” risk factor above.

We are subject to extensive environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and properties are subject to extensive laws and regulations governing occupational health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements, laws and regulations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations. Environmental laws and regulations can also require WhiteFiber to install pollution control equipment at facilities where it operates, and correct environmental hazards, including payment of all or part of the cost to remediate sites where activities of other parties, caused environmental contamination. These laws and regulations may impose numerous obligations that are applicable to our operations, including acquisition of a permit or other approval before conducting construction or regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands; imposing specific health and safety standards addressing worker protection; and imposition of significant liabilities for pollution resulting from our operations, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by noise or the release of hazardous substances into the environment.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to impact the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our financial position, results of operations and cash flows.

Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (the “FCPA”) and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate an international business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, and other applicable anti-corruption and anti-money laundering laws in certain countries in which we conduct activities. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to government officials, political parties, or political candidates for the purpose of obtaining or retaining business or securing any improper business advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls.

In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, contractors, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results, prospects and financial condition.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, prospects and financial condition. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our business may be adversely affected by future changes in the European Union’s regulations related to AI, which could be reflected in Icelandic and European Union countries’ domestic laws and regulations.

While no current Icelandic legislation directly impacts colocation operations, Iceland, being a member of the European Economic Area, is likely to be influenced by forthcoming European Union acts such as the Artificial Intelligence Act and the AI Liability Directive. These acts may shape the future regulatory landscapes in Iceland and lead the Icelandic government to adopt such regulations domestically.

The potential adoption of said AI regulatory framework could introduce new compliance requirements for WhiteFiber data centers, as well as other legal and regulatory obligations, impacting operational practices and liability considerations for the Company’s WhiteFiber data centers. This could ultimately adversely affect our Company’s business and financial results.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements and otherwise make timely and accurate public disclosure could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

As a public company, WhiteFiber is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that WhiteFiber file annual, quarterly and current reports. WhiteFiber’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, expose it to lawsuits and restrict its ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, WhiteFiber establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in WhiteFiber’s business, or changes in applicable accounting rules. WhiteFiber cannot assure you that its internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which it had previously believed that internal controls were effective. If WhiteFiber is not able to maintain or document effective internal control over financial reporting, its independent registered public accounting firm will not be able to certify as to the effectiveness of its internal control over financial reporting. While WhiteFiber AI has been adhering to these laws and regulations as a subsidiary of Bit Digital, after our IPO we must demonstrate its ability to manage its compliance with these corporate governance laws and regulations as an independent, public company.

Matters affecting WhiteFiber’s internal controls may cause it to be unable to report its financial information on a timely basis, or may cause it to restate previously issued financial information, and thereby subject WhiteFiber to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in WhiteFiber and the reliability of its financial statements. Confidence in the reliability of WhiteFiber’s financial statements is also likely to suffer if it or its independent registered public accounting firm reports a material weakness in its internal control over financial reporting. This could have a material and adverse effect on WhiteFiber by, for example, leading to a decline in the share price and impairing its ability to raise additional capital.

Risks Related to Taxation

We are subject to tax risks related to our multinational operations.

We are subject to taxes in various jurisdictions in which we operate. Tax laws and practices in these jurisdictions are complex and subject to differing interpretations, and we face risks of tax noncompliance due to misunderstanding of regional tax laws, differing interpretations of tax rules, or changes in tax authority enforcement practices. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant changes. Our effective tax rates could be affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.

We are also subject to the examination of tax returns and other tax matters by domestic and international tax authorities and governmental bodies. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

We engage in transactions among our affiliated entities, including the provision of shared services and other intercompany arrangements. Tax authorities in the jurisdictions in which we operate may challenge the pricing or allocation of income, deductions or expenses relating to these transactions. If tax authorities successfully challenge our transfer pricing policies or the terms of our intercompany arrangements, we could be required to pay additional taxes, interest or penalties. Any such adjustments could increase our effective tax rate and adversely affect our financial condition, results of operations and cash flows.

Because under certain attribution rules our non-U.S. subsidiaries may be treated as controlled foreign corporations for U.S. federal income tax purposes, there could be adverse U.S. federal income tax consequences to certain U.S. Holders of Ordinary Shares who own, directly or indirectly, ten percent or more of Ordinary Shares.

For U.S. federal income tax purposes, each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation” (a “CFC”) generally is required to include in income such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” investment of earnings in U.S. property, and “global intangible low-taxed income,” even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties, and “global intangible low-taxed income” generally consists of net income of the CFC, other than Subpart F income and certain other types of income, in excess of certain thresholds. A non-U.S. corporation generally will be classified as a CFC if Ten Percent Shareholders own, directly, indirectly or constructively (through attribution), more than 50% of either the total combined voting power of all classes of stock entitled to vote of such corporation or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own, directly, indirectly or constructively, 10% or more of either the total combined voting power of all classes of stock entitled to vote of such corporation or the total value of the stock of such corporation. The determination of CFC status is complex and includes certain “downward attribution” rules under Section 958(b) of the Internal Revenue Code, pursuant to which our non-U.S. subsidiaries may be treated as constructively owned by our U.S. subsidiaries and, therefore, our non-U.S. subsidiaries may be treated as CFCs. Prospective holders of Ordinary Shares that may be or become Ten Percent Shareholders should consult their tax advisors with respect to the application of the CFC rules in their particular circumstances.

Future changes to tax laws could materially and adversely affect our company and reduce net returns to our shareholders.

Our company’s tax treatment is subject to changes in tax laws, regulations, and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration, and the practices of tax authorities in jurisdictions in which our company operates. For instance, the Inflation Reduction Act of 2022 imposes, among other rules, a 15% Corporate Alternative Minimum Tax (CAMT) on the adjusted financial statement income (AFSI) of corporations with over $1 billion in average annual income (we are currently not subject to CAMT) and a 1% excise tax on certain corporate stock repurchases. The income and other tax rules in the jurisdictions in which our company operates are constantly under review by taxing authorities and other governmental bodies. Changes to tax laws which may have retroactive effect could adversely affect our company or our shareholders.

International tax rules are evolving rapidly, including initiatives led by the Organisation for Economic Co-operation and Development (“OECD”) to implement a global minimum tax framework, commonly referred to as “Pillar Two.” Many jurisdictions have enacted or are considering legislation implementing a 15% global minimum tax on multinational enterprises meeting certain revenue thresholds. We are incorporated in the Cayman Islands. The Cayman Islands currently do not impose income, corporate or capital gains taxes on companies incorporated there. However, if Cayman Islands tax laws were to change in the future and impose taxation on companies such as ours, our financial condition, results of operations and cash flows could be adversely affected.

We are unable to predict what tax proposals may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where our company has operations and where our company is organized or resident for tax purposes, and increase the complexity, burden and cost of tax compliance. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in Ordinary Shares.

We are not a Real Estate Investment Trust (REIT), and investors will not receive the potential tax or income benefits associated with REIT investments.

Unlike many companies that operate data centers, WhiteFiber Inc. is not organized or operated as a Real Estate Investment Trust (REIT). As a result, our investors will not benefit from certain features that are commonly associated with REIT investments. These include:

●	No REIT-Level Tax Exemption: REITs generally do not pay federal corporate income tax on the portion of their income that is distributed to shareholders, so long as they meet certain requirements. Because WhiteFiber is not a REIT, we are subject to full corporate-level taxation, which may reduce the after-tax returns available to investors.

●	No Mandatory Dividend Payouts: REITs are generally required to distribute at least 90% of their taxable income to shareholders annually. As a non-REIT entity, WhiteFiber has no such obligation and may choose to retain earnings for reinvestment, strategic uses, or other corporate purposes. This means investors may not receive regular or substantial cash distributions.

●	Lack of REIT Disclosure Transparency: Public REITs are subject to specialized SEC disclosure obligations, including detailed reporting on real estate portfolios, property-level performance, and other asset-specific metrics. These enhanced disclosures are designed to help investors evaluate the underlying real estate exposure. Because WhiteFiber is not a REIT, it is not subject to these additional disclosure requirements, and investors may have comparatively less visibility into the valuation and performance of our data center assets.

Accordingly, an investment in WhiteFiber should not be viewed as a direct substitute for a REIT investment, particularly for those investors seeking tax-advantaged income or detailed real estate transparency.

We may be or become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, a non-U.S. corporation is a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for any taxable year in which (i) 50% or more of the average value of its assets (generally determined on the basis of a weighted quarterly average) during such year consists of assets that produce, or are held for the production of, passive income, or (ii) 75% or more of its gross income for such year consists of passive income. Passive income generally includes dividends, interest, royalties, rents, annuities, investment gains, net gains from the sales of property that does not give rise to any income and net gains from the sale of commodities (subject to certain exceptions, such as an exception for certain income derived in the active conduct of a trade or business). The value of goodwill generally will be treated as an active or passive asset based on the nature of the income produced in the activity to which the goodwill is attributable. For purposes of the PFIC rules, a non-U.S. corporation that owns, directly, indirectly or constructively, at least 25% by value of the stock of another corporation is treated as if it held its proportionate share of the assets of the other corporation, and received directly its proportionate share of the income of the other corporation.

While we are not classified as a PFIC for 2025, no assurance can be given as to whether we currently are not or will not become a PFIC in any taxable future year, as this is a factual determination made annually that will depend, in part, upon the nature of our business, the composition of our income and assets, the value of our assets, and the price of our Ordinary Shares, each of which is subject to change.

If we are (or are treated with respect to a U.S. investor as) a PFIC for any taxable year during which a U.S. investor owns our Ordinary Shares or Notes, the U.S. investor generally will be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain “excess distributions” and additional reporting requirements. U.S. investors of the Notes should consult their tax advisers regarding the application of the PFIC rules in their particular circumstances.

Risks Related to Intellectual Property

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

We intend to continue to use open-source technology in the future. There is a risk that open-source technology licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to offer our products. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. Open source licensors may also decide to change the conditions on which they make their open-source technology available for our use. Additionally, we may face claims from third parties claiming ownership of, or demanding the public release or free license of, the technology and any other intellectual property that it developed using or derived from such open source technology. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. These claims could result in litigation and could require that we make our technology freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant technology and product development resources, and we may not be able to complete the process successfully. Failure to adequately manage these risks could result in operational disruptions, legal liabilities, and adverse impacts on our business, results of operations, and financial condition.

Impact of advancements in AI on demand for AI and WhiteFiber data centers may reduce the need for HPCs and AI-specific data center infrastructure, which could have an adverse effect on our business, results of operations, and financial condition.

The AI industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies, and hardware capabilities. Emerging AI technologies, such as demonstrated by DeepSeek, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for specialized computing and HPC data center services. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high capacity data center solutions. This shift could have an adverse effect on our business, results of operations, and financial condition. We continuously monitor industry trends and invest in innovation to mitigate these risks. However, there is no assurance that we will be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

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

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be, from time to time in the future, subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As a result, our business and results of operations may be materially and adversely affected.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We continue to incorporate AI into our cloud services and infrastructure, and we are also providing computing power for our customers to use in solutions that they build. We are providing supporting/computing power to clients, including our strategic partners who develop AI systems. We expect this integration of AI into our services and our business in general to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed or result inaccurate results or hallucinations. Datasets may be overbroad, insufficient, or contain biased information that could result in algorithmic discrimination. Content generated by AI systems may be offensive, illegal, or otherwise harmful or infringing of the rights of third parties. Ineffective or inadequate AI development or deployment practices by others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our services not working as intended. Human review of certain outputs or decisions may be required. As a result of these and other challenges associated with innovative technologies, our implementation of cloud services could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we provide supporting/cloud services that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and combined financial statements as well as potential legal liability.

Risks Related to our Securities

The trading price of our Ordinary Shares may fluctuate significantly and our financial condition, results of operations and ability to meet our targeted expectations may be impacted due to a number of factors.

On August 8, 2025, we completed our IPO and began trading as a separate publicly traded company on The Nasdaq Stock Market LLC under the symbol “WYFI.” The market price of our Ordinary Shares may fluctuate significantly and our financial condition, results of operations and ability to meet our targeted expectations may be impacted due to a number of factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;

●	actual or anticipated changes in our growth rate relative to our competitors in the rapidly evolving industries in which we operate;

●	the capital-intensive nature of the industries in which we operate and our ability to successfully raise capital on favorable terms or at all, for example, without obtaining additional project debt financing, we will not have sufficient funds to complete the retrofit of NC-1 into a HPC data center or achieve its estimated 99 MW (gross) of total HPC data center capacity by May 2029 and other growth strategies;

●	the intensity of competition in the data centers operations, including for real estate, energy and customers, and our ability to compete;

●	the curtailment or disruption in energy supply in Iceland, Canada or the United States due to regulations and policies implemented by their respective governments or otherwise;

●	changes in tariffs or import restrictions;

●	disruptions, shortages or delays in our ability to source GPUs and other materials and price increases from suppliers have and may continue to occur;

●	commercial success and market acceptance of AI infrastructure services;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	prevailing economic conditions;

●	disputes or issues concerning our intellectual property or other proprietary rights, including, for example, if one of our customers were to obtain exclusive rights to open source technologies that we employ across our businesses, our ability to realize significant operating efficiencies could be jeopardized;

●	our ability to prevent others from unauthorized use of our intellectual property, as we do not have any patents protecting our intellectual property;

●	sales of our Ordinary Shares by our officers, directors or significant shareholders;

●	other actions taken by our shareholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, tornadoes or other natural disasters or any other adverse impact to our data centers due to climate change;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	legal proceedings involving us or the industry in which we operate or both;

●	changes in market valuations of companies similar to us;

●	the prospects of the industry in which we operate;

●	speculation or reports by the press or investment community with respect to us or the industry in general;

●	the level of short interest our Ordinary Shares; and

●	general economic and political conditions, such as the effects of epidemics, pandemics, recessions, volatility in the markets, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, and acts of war or terrorism.

In addition, the stock market has recently and in the past experienced extreme volatility that has often been unrelated to the operating performance of issuers. These broad market fluctuations may negatively impact the price or liquidity of our Ordinary Shares. When the price of a share has been volatile, holders of that share have sometimes instituted securities class action litigation against the issuer.

Further, a decrease in the market price of our Ordinary Shares would likely adversely impact the trading price of our Notes. The market price of our Ordinary Shares could also be affected by possible sales of Ordinary Shares by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Ordinary Shares. This trading activity could, in turn, affect the trading price of the Notes.

We are a “controlled company” as defined under the Nasdaq Listing Rules. Although we do not currently rely on the “controlled company” exemptions under the Nasdaq Listing Rules, we could elect to rely on one or more of these exemptions in the future and you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

Bit Digital, our parent company, owned approximately 70.5% of the voting power of our Ordinary Shares as of December 31, 2025. Under the Nasdaq Listing Rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that requires a compensation committee comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors or by a nominations committee that consists entirely of independent directors with a written charter or board resolution addressing the nominations process.

Although we do not currently rely on the “controlled company” exemptions under the Nasdaq Listing Rules, we could elect to rely on one or more of these exemptions in the future. If we elect to rely on any of the “controlled company” exemptions, our investors will not have the same protections afforded to shareholders of companies that are subject to these corporate governance requirements. Our status as a controlled company could cause our Ordinary Shares to look less attractive to certain investors or otherwise harm the trading price of the Ordinary Shares.

We are a “foreign private issuer” as defined under the Nasdaq Listing Rules. Although we do not currently rely on the “foreign private issuer” exemptions under the Nasdaq Listing Rules, we could elect to rely on one or more of these exemptions in the future and you will not have the same protections afforded to shareholders of companies that are subject to these corporate governance requirements.

Notwithstanding the fact that we have elected to file with the SEC as a domestic issuer, we believe that we are a foreign private issuer within the meaning of the rules under the Exchange Act. A foreign private issuer may elect to follow its home country practice in lieu of certain of Nasdaq’s corporate governance rules, including the Nasdaq requirement to have a board comprised of a majority of independent directors, independent director oversight of executive compensation and nomination of directors, and other matters. Although we do not currently rely on such exemptions, if we do in the future, you may not have the same protections afforded to shareholders of companies that are not foreign private issuers.

We have a share structure that allows our directors with the consent of Bit Digital to issue preference shares that could be dilutive to your interests as an ordinary shareholder.

WhiteFiber’s authorized share capital is US$3,500,000 divided into 340,000,000 Ordinary Shares of par value US$0.01 each and 10,000,000 preference shares of par value US$0.01 each (“preference shares”). We currently have no preference shares issued and outstanding.

While we currently have no preference shares issued and outstanding, our directors have the discretion, with the consent of the Bit Digital, to issue preference shares without further shareholder approval. We will only require the consent of Bit Digital to issue preference shares for such period(s) of time that Bit Digital is a shareholder of the Company. In the event of any enhanced and preferential rights of our preference shares, the issuance of preference shares could be dilutive to the interests of holders of Ordinary Shares which could cause the market price of our Ordinary Shares and our Notes could be adversely affected.

Before we issue any preference shares, our directors shall fix, by resolution or resolutions, the following provisions of such series of preference shares:

●	the designation of such series and the number of preference shares to constitute such series;

●	whether the shares of such series shall have voting rights, in addition to any voting rights provided by the Companies Act, and, if so, the terms of such voting rights;

●	the dividends, if any, payable on such series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, the preference or relation which such dividends shall bear to the dividends payable on any shares of any other class of shares or any other series of preference shares;

●	whether the preference shares or such series shall be subject to redemption by the Company, and, if so, the times, prices and other conditions of such redemption;

●	the amount or amounts payable upon preference shares of such series upon, and the rights of the holders of such series in, a voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Company;

●	whether the preference shares of such series shall be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the preference shares of such series for retirement or other corporate purposes and the terms and provisions relative to the operation of the retirement or sinking fund;

●	whether the preference shares of such series shall be convertible into, or exchangeable for, shares of any other class of shares or any other series of preference shares or any other securities and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

●	the limitations and restrictions, if any, to be effective while any preference shares or such series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Company of, the existing shares or shares of any other class of shares or any other series of preference shares;

●	the conditions or restrictions, if any, upon the creation of indebtedness of the Company or upon the issue of any additional shares, including additional shares of such series or of any other class of shares or any other series of preference shares; and

●	any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions of any other class of shares or any other series of preference shares.

Future issuances of preference shares may concentrate voting control with holders of our preference shares, should we issue any, and the holders of such preference shares may not be aligned with the interests of our other shareholders.

Our directors may determine the voting rights fixed to any series of preference shares issued. While we currently have no preference shares outstanding, our directors have the discretion to issue preference shares without shareholder approval. If preference shares with voting rights are issued in the future, this may cause the voting power of ordinary shareholders to be diluted.

Holders of preference shares, if any, may be able to take actions that are not in the best interests of us or our other shareholders. These corporate actions may be taken even if they are opposed by our other shareholders. This may also frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, this may make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and limit the market price of our Ordinary Shares. While we currently have no preference shares issued and outstanding, our directors have the discretion to issue preference shares without shareholder approval. If preference shares are issued in the future, this may cause the voting power of ordinary shareholders to be diluted and may discourage, prevent, or delay the consummation of recent change of control transactions that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares.

As a result, the market price of our Ordinary Shares and our Notes could be adversely affected if we issue preference shares.

Bit Digital has significant voting power to control significant corporate actions. Bit Digital’s interests may be different from or conflict with our interests or the interests of our other shareholders and noteholders.

Bit Digital owned approximately 70.5% of the voting power of our issued and outstanding Ordinary Shares as of December 31, 2025. As a result of its ownership, Bit Digital will be able to control the vote over decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, the appointment of directors, and other significant corporate actions. Bit Digital’s interests may be different from or conflict with our interests or the interests of our other shareholders and our noteholders, and it may take action that is not in the best interests of our other shareholders. Noteholders should know that the terms of the Notes may not afford any protection to holders of Notes in the event that Bit Digital takes those actions. In addition, following the expiration of applicable lock-up periods, although Bit Digital has stated that it will not sell any Ordinary Shares in 2026, it will be entitled to sell its Ordinary Shares in the public market only if the sale of such shares is registered with the SEC or if the sale of such shares qualifies for an exemption from registration under Rule 144 or any other applicable exemption under the Securities Act, including any volume limitations. Any sales by Bit Digital could result in significant sales of Ordinary Shares that may depress the market price of our Ordinary Shares and adversely affect the trading price of the Notes.

This concentration of voting power may discourage or delay our Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of the sale of our Company and might reduce the market price of our Ordinary Shares and Notes. These actions may be taken even if they are opposed by our other shareholders.

Certain shareholders have substantial influence over certain matters requiring shareholders’ vote and the fundamental change provisions may not afford protection to holders of Notes in the event such shareholders increase their voting power or sell their shares in the public market.

As of the December 31, 2025, Bit Digital, our parent company, beneficially owned an aggregate of approximately 70.5% of our issued and outstanding Ordinary Shares. As a result of its ownership, Bit Digital will be able to control the vote over decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, the appointment of directors, and other significant corporate actions. Bit Digital may take actions that are not aligned with the interests of the holders of Notes. The terms of the Notes may not afford any protection to holders of Notes in the event that Bit Digital takes those actions. In addition, following the expiration of applicable lock-up periods, Bit Digital will be entitled to sell its Ordinary Shares in the public market only if the sale of such shares is registered with the SEC or if the sale of such shares qualifies for an exemption from registration under Rule 144 or any other applicable exemption under the Securities Act, including any volume limitations. Any sales by Bit Digital could result in significant sales of Ordinary Shares that may depress the market price of our Ordinary Shares and adversely affect the trading price of the Notes.

We may be unable to comply with the applicable continued listing requirements of the Nasdaq Capital Market, which may adversely impact our access to capital markets and may cause us to default under certain of our agreements.

Our Ordinary Shares are listed on the Nasdaq Capital Market. Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per Ordinary Share, and maintain a minimum public float and liquidity. There can be no assurance we will continue to meet the minimum bid price requirements or any other Nasdaq requirements in the future, in which case our Ordinary Shares could be delisted.

In the event that our Ordinary Shares are delisted from Nasdaq and are not eligible for quotation or listing on another market or exchange, trading of our Ordinary Shares could be conducted only on the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the OTC. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Ordinary Shares, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Ordinary Shares to decline further. In addition, our ability to raise additional capital may be severely impacted if our shares are delisted from Nasdaq, which may negatively affect our business plans and the results of our operations.

Our Ordinary Shares may be thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Ordinary Shares may become “thinly-traded”, meaning that the number of persons interested in purchasing our Ordinary Shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we may not be well-known to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that, even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow a relatively unknown company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broad or active public trading market for our Ordinary Shares may not develop or be sustained.

You may face difficulties in protecting your interests as a shareholder, as Cayman Islands law provides different protections when compared to the laws of the United States and it may be difficult for a shareholder of ours to effect service of process or to enforce judgements obtained in the U.S. courts.

Our corporate affairs are governed by our A&R M&A and by the Companies Act and common law of the Cayman Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law. Decisions of the Privy Council (which is the final court of appeal for British overseas territories, such as the Cayman Islands) are binding on a court in the Cayman Islands. Decisions of the English courts, and particularly the Supreme Court of the United Kingdom and the Court of Appeal are generally of persuasive authority but are not binding on the courts of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States and provide less protection to investors. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action before the U.S. federal courts. The Cayman Islands courts are also unlikely (i) to recognize or enforce against us judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treaty between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States. The courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgments of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. There is also uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management, and the ability of U.S. authorities to bring actions abroad.

Notwithstanding the fact that the Company may be deemed to be a foreign private issuer, subject to lesser registry standards, we have elected to file with the SEC as a domestic issuer. Currently, a substantial portion of our operations and personnel are located outside the United States, in Canada and Iceland. Three (3) members of our Board of Directors are nationals or residents of jurisdictions other than the United States, and a substantial portion, if not all, of their assets are located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce against us or them judgments obtained in U.S. courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. Foreign countries may have no arrangement for the reciprocal enforcement of judgments with the United States. As a result, recognition and enforcement in a foreign country of judgments of a court in the United States and any of the other jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you sue successfully in a U.S. court or any other jurisdictions, you may not be able to collect on such judgment against us or our directors and officers. In addition, the SEC, the U.S. Department of Justice and other U.S. authorities may also have difficulties in bringing and enforcing actions against us or our directors or officers outside the United States.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about WhiteFiber’s business, WhiteFiber’s share price and trading volume could decline.

The trading market for our Ordinary Shares and Notes depends, in part, on the research and reports that securities or industry analysts publish about us our business. If there is no or limited research coverage of our Ordinary Shares, the trading price for our Ordinary Shares and our Notes may be negatively impacted. If we obtain research coverage for our Ordinary Shares and if one or more of the analysts downgrades its our Ordinary Shares or publishes misleading or unfavorable research about our business, trading price or trading volume of trading of our Ordinary Shares and Notes may likely decline. If one or more of the analysts ceases coverage of our Ordinary Shares or fails to publish reports on us regularly, demand for our Ordinary Shares and Notes could decrease, which could cause the trading price or trading volume of such securities to decline.

Your percentage of ownership in WhiteFiber may be diluted in the future.

In the future, your percentage ownership in WhiteFiber may be diluted because of equity awards that the Company will be granting to its directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. WhiteFiber anticipates that its Compensation Committee will grant additional stock-based awards to its directors, officers and employees after the distribution. Such awards will have a dilutive effect on WhiteFiber’s earnings per share, which could adversely affect the market price of shares of WhiteFiber. From time to time, WhiteFiber will issue additional stock-based awards to its employees under its employee benefits plans.

In addition, WhiteFiber’s A&R M&A authorizes it to issue, with the approval of Bit Digital (for such period(s) of time that it is a shareholder of the Company), preference shares of par value US$0.01 in the capital of the Company, which have enhanced rights relative to Ordinary Shares, including with respect to dividends, and liquidation preferences. Accordingly, issuing preference shares could affect the value of WhiteFiber Ordinary Shares.

We do not expect to pay or declare dividends on our Ordinary Shares.

The timing, declaration, amount and payment of any dividends will be within the discretion of WhiteFiber’s board of directors, and will depend upon many factors, including WhiteFiber’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of WhiteFiber’s potential debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant. Therefore, holders of our Ordinary Shares may not receive any return on their investment in our Ordinary Shares unless and until the value of such Ordinary Shares increases and if they are able to sell such Ordinary Shares, and there is no assurance that any of the foregoing will occur. Moreover, if WhiteFiber determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.

We are a smaller reporting company and an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 for so long as we are an emerging growth company.

The JOBS Act also provides that an emerging growth company may delay the adoption of new or revised financial accounting standards that have different effective dates for public and private companies until such date that a private company is otherwise required to comply with such new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period. As a result of this election, our future financial statements may not be comparable to other public companies that comply with the public company effective dates for these new or revised accounting standards.

We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies so long as the market value of our voting and non-voting Ordinary Shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

The Notes are effectively subordinated to any of our secured debt and structurally subordinated to any liabilities of our subsidiaries.

The Notes are our general senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment with all of our liabilities that are not so subordinated, rank effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and will rank structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, including the Credit Facility. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Notes only after all such secured debt has been repaid in full from such assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.

The Indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our consolidated subsidiaries from incurring additional liabilities.

In addition, on June 18, 2025, Enovum entered into the Credit Facility with RBC pursuant to which we may access up to approximately CAD $60 million (approximately USD $43.8 million) of financing, to which the Notes would be structurally subordinated.

As of December 31, 2025, we had no indebtedness for borrowed money. As of December 31, 2025, our subsidiaries had an aggregate principal amount of approximately $79.8 million of indebtedness and other liabilities (including trade payables, but excluding intercompany obligations, deferred revenue and deferred tax liabilities) to which the Notes would have been structurally subordinated. After giving effect to the issuance of the Notes, but without giving effect to the use of proceeds therefrom, the outstanding principal amount of our total consolidated indebtedness for borrowed money would have been $230 million.

The Notes are exclusively our obligations and substantially all of our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries.

The Notes are exclusively our obligations and are not guaranteed by any of our operating subsidiaries. Substantially all of our consolidated assets are held by, and substantially all of our business is conducted through, our subsidiaries. Accordingly, our ability to service our debt, including the Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans, service fees or otherwise, to pay amounts due on our obligations, including the Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, dividends, loans, service fees or other distributions to us from such subsidiaries may be subject to regulatory contractual and other restrictions and are subject to other business considerations. Pursuant to the terms of the Credit Facility, Enovum is not permitted to make certain corporate distributions to us without RBC’s consent.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the Credit Facility contains and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of the Notes and the ability of investors to implement a convertible note arbitrage trading strategy.

We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the Ordinary Shares underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on Ordinary Shares in lieu of or in addition to short selling Ordinary Shares. We cannot assure you that market conditions will permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all. If market conditions do not permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all, at any time while the Notes are outstanding, the trading price and liquidity of the Notes may be adversely affected.

The SEC and other regulatory and self-regulatory authorities have in the past implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including ordinary shares). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. These circuit breakers have been tripped on several occasions during periods of increased market volatility and are likely to be tripped in the future. Any governmental or regulatory action that restricts or affects the ability of investors in, or potential purchasers of, the Notes to effect short sales of Ordinary Shares, borrow Ordinary Shares or enter into swaps on Ordinary Shares could adversely affect the trading price and the liquidity of the Notes. Other regulatory actions and events may also impact the trading price and liquidity of the Notes and our Ordinary Shares.

In addition, the number of our Ordinary Shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our Ordinary Shares with a Note investor may not be sufficient for the implementation of a convertible arbitrage strategy. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. We cannot assure you that a sufficient number of our Ordinary Shares will be available to borrow on commercial terms, or at all, to holders of the Notes. If holders of the Notes that seek to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, the Notes may significantly decline.

An increase in market interest rates could result in a decrease in the value of the Notes.

In general, as market interest rates rise, Notes bearing interest at a fixed rate generally decline in value because the premium, if any, over market interest rates will decline. Consequently, if you purchase the Notes and market interest rates increase, the market value of your Notes may decline. We cannot predict the future level of market interest rates.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the Indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Notes that could have the effect of diminishing our ability to make payments on our debt, including the Notes, when due.

We may not have the ability to raise the funds necessary to settle conversions of the Notes, to repurchase the Notes on February 6, 2029 or to repurchase the Notes upon a fundamental change and our future debt may contain limitations on our ability to pay cash upon conversion or to repurchase the Notes.

Holders of the Notes will have the right, subject to certain conditions, to require us to repurchase all or any portion of their Notes on February 6, 2029 or upon the occurrence of a fundamental change, in each case, at a specified repurchase date repurchase price or fundamental change repurchase price, as applicable, equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the applicable repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely Ordinary Shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or settle in cash the Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under such Indenture. A default under the Indenture governing the Notes could also be a default under our other future outstanding indebtedness (and vice versa) or the fundamental change itself could also lead to a default under agreements governing our existing or any outstanding future indebtedness. If the repayment of our other indebtedness or any outstanding future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase or redeem the Notes or make cash payments upon conversions thereof.

Redemption may adversely affect your return on the Notes.

Except in certain limited circumstances, we may not redeem the Notes prior to February 6, 2029. We generally may redeem for cash all or any portion of the Notes, at our option, on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date of the Notes, if the last reported price of our Ordinary Shares has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of optional redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. As a result, we may choose to redeem some or all of the Notes, including at times when prevailing interest rates are relatively low. As a result, you may not be able to reinvest the proceeds you receive from the redemption in a comparable security at an effective interest rate as high as the interest rate on your Notes being redeemed. In addition, despite the partial redemption limitation, a redemption of less than all of the outstanding Notes will likely harm the liquidity of the market for the unredeemed Notes following the redemption. Accordingly, if your Notes are not redeemed in a partial redemption, then you may be unable to sell your Notes at the times you desire or at favorable prices, if at all, and the trading price of your Notes may decline.

Conversion of the Notes may dilute the ownership interest of the holders of our Ordinary Shares or may otherwise depress the price of our Ordinary Shares.

The conversion of some or all of the Notes may dilute the ownership interests of the holders of our Ordinary Shares. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, Ordinary Shares, or a combination of cash and Ordinary Shares. If we elect to settle our conversion obligation in Ordinary Shares or a combination of cash and Ordinary Shares, any sales in the public market of our Ordinary Shares issuable upon such conversion could adversely affect prevailing market prices of our Ordinary Shares. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into Ordinary Shares could depress the price of our Ordinary Shares.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying Ordinary Shares in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying Ordinary Shares in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we expect that the Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments, if any, we will pay on the Notes, which will result in lower reported income.

In addition, we expect that the Ordinary Shares underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

We have not reached a final determination regarding the accounting treatment for the Notes, and the description above is preliminary. Accordingly, we may account for the Notes in a manner that is significantly different than described above. We cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have a material effect on our reported financial results.

Holders of Notes will not be entitled to any rights with respect to the Ordinary Shares, but will be subject to all changes made with respect to them to the extent our conversion obligation includes Ordinary Shares.

Holders of the Notes will not be entitled to any rights with respect to our Ordinary Shares (including, without limitation, voting rights and rights to receive any dividends or other distributions on Ordinary Shares) prior to the conversion date relating to such Notes (if we elect to settle the relevant conversion by delivering solely Ordinary Shares (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and Ordinary Shares in respect of the relevant conversion), but holders of the Notes will be subject to all changes affecting our Ordinary Shares. For example, if an amendment is proposed to our amended and restated memorandum and articles of association requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Notes (if we elect to settle the relevant conversion by delivering solely Ordinary Shares (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and Ordinary Shares in respect of the relevant conversion), such holder will not be entitled to vote any shares underlying the Notes held by such holder on the amendment, although such holder will nevertheless be subject to any changes affecting our Ordinary Shares.

Upon conversion of the Notes, holders may receive less valuable consideration than expected because the value of our Ordinary Shares may decline after holders exercise their conversion right and before we settle our conversion obligation.

Under the Notes, a converting holder will be exposed to fluctuations in the value of our Ordinary Shares during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation.

Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, Ordinary Shares, or a combination of cash and Ordinary Shares. If we elect to satisfy our conversion obligation in cash or a combination of cash and Ordinary Shares, the amount of consideration that you will receive upon conversion of your Notes will be determined by reference to the volume-weighted average price of our Ordinary Shares for each trading day in a 40-trading-day observation period. Accordingly, if the price of our Ordinary Shares decreases during this period, the amount and/or value of consideration you receive will be adversely affected. In addition, if the market price of our Ordinary Shares at the end of such period is below the average volume-weighted average price of our Ordinary Shares during such period, the value of any Ordinary Shares that you will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of Ordinary Shares that you will receive.

If we elect to satisfy our conversion obligation solely in Ordinary Shares upon conversion of the Notes, we will be required to deliver Ordinary Shares, together with cash for any fractional share. Accordingly, if the price of the Ordinary Shares decreases prior to our delivery of Ordinary Shares to you, the value of our Ordinary Shares that you receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.

The Notes are not protected by restrictive covenants.

The Indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The Indenture generally does not contain any covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change or other corporate transaction involving us.

The adjustment to the conversion rate for Notes converted in connection with a make-whole fundamental change or a redemption may not adequately compensate you for any lost value of your Notes as a result of such transaction or redemption.

If a make-whole fundamental change occurs prior to the maturity date or we elect to call the Notes for redemption, under certain circumstances, we will increase the conversion rate by a number of additional Ordinary Shares for Notes converted in connection with such make-whole fundamental change or such redemption. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective or we deliver notice of such redemption and the price paid (or deemed to be paid) per Ordinary Share in such transaction or the average market price per Ordinary Share prior to such notice. The adjustment to the conversion rate for Notes converted in connection with a make-whole fundamental change or such redemption may not adequately compensate you for any lost value of your Notes as a result of such transaction or such redemption. Furthermore, if we call only a portion of the outstanding Notes for optional redemption, only those Notes called (or deemed called) for optional redemption will become convertible as a result of such call for optional redemption and only the conversion rate of Notes converted in connection with such notice of redemption will be increased. Accordingly, Notes not called (or not deemed called) for optional redemption will not become convertible if not otherwise convertible at such time and will remain outstanding, and may have reduced liquidity and a resulting reduced trading price. In addition, if the price paid (or deemed paid) per Ordinary Share in the transaction or the market price prior to such redemption is greater than $200.00 per Ordinary Share or less than $20.32 per Ordinary Share (in each case, subject to adjustment), no additional Ordinary Shares will be added to the conversion rate for the Notes. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed 49.2126 Ordinary Shares, subject to adjustments.

Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change or Notes called (or deemed called) for redemption that are converted during the related redemption period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

Upon any optional redemption or tax redemption of the Notes or any conversion of the Notes in connection with a related redemption notice, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion rate, in the case of a conversion in connection with a redemption notice, as applicable, may not fully compensate you for future interest payments or lost time value of your Notes.

On or after February 6, 2029, we may optionally redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our Ordinary Shares has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of the optional redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, if we have, or on the next interest payment date would, become obligated to pay any additional amounts in event of certain tax law changes we may, at our option, redeem all but not part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date and any additional amounts with respect to such redemption price. If we call the Notes for redemption, you may convert all or any portion of your Notes called for redemption at any time prior to the close of business on the second business day immediately preceding the redemption date. Upon such redemption or conversion, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion rate, in the case of a conversion in connection with a related redemption notice, in either case, may not fully compensate you for any future interest payments that you would have otherwise received or any other lost time value of your Notes.

The conversion rate of the Notes may not be adjusted for all dilutive events.

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain share dividends on Ordinary Shares, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as repurchases of Ordinary Shares pursuant to an open market share repurchase program or other buy-back transaction, a third-party tender or exchange offer or an issuance of Ordinary Shares for cash or other events, that may adversely affect the trading price of the Notes or Ordinary Shares. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.

Upon the occurrence of a fundamental change, you have the right to require us to repurchase your Notes. However, the fundamental change provisions will not afford protection to holders of Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to offer to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Notes.

Furthermore, holders would not have the right to require us to repurchase the Notes in circumstances involving solely a significant change in the composition of our board.

Certain provisions in the Indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the Indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the Indenture governing the Notes will require us, except as described therein, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

We have not registered, and are not required to register, the Notes or the Ordinary Shares issuable upon conversion of the Notes, if any, which will limit your ability to resell them.

The Notes and the Ordinary Shares issuable upon conversion of the Notes, if any, have not been, and are not required to be, registered under the Securities Act or any state securities laws. Unless the Notes and the Ordinary Shares issuable upon conversion of the Notes, if any, have been registered, the Notes and such Ordinary Shares may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a shelf registration statement for the resale of the Notes and the Ordinary Shares, if any, into which the Notes are convertible.

We cannot assure you that an active or liquid trading market will develop for the Notes.

We do not intend to apply to list the Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We have been informed by the initial purchasers that they intend to make a market in the Notes after the offering is completed. However, the initial purchasers may cease their market-making at any time without notice. In addition, the liquidity of the trading market in the Notes, and the market price quoted for the Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure you that an active trading market will develop for the Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case you may not be able to sell your Notes at a particular time or you may not be able to sell your Notes at a favorable price.

Any adverse rating of the Notes may cause their trading price to fall.

We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline.

Because the Notes will initially be issued in book-entry form, holders must rely on DTC’s procedures to receive communications relating to the Notes and exercise their rights and remedies.

We will initially issue the Notes in the form of one or more global Notes registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global Notes will be shown on, and transfers of global Notes will be effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated Notes. Accordingly, if you own a beneficial interest in a global Note, you will not be considered an owner or holder of the Notes. Instead, DTC or its nominee will be the sole holder of global Notes. Unlike persons who have certificated Notes registered in their names, owners of beneficial interests in global Notes will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners will be permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global Notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the Notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants. But we can make no assurances that you timely will receive any such communications.

The zero-strike call option transaction may affect the value of the Notes and/or our Ordinary Shares and may result in market activity in the Notes and/or our Ordinary Shares.

In connection with the pricing of the Notes, we entered into a zero-strike call option transaction with the option counterparty, having an expiration date that is scheduled to occur shortly after the maturity date of the Notes. Pursuant to the zero-strike call option transaction, we will pay a premium for the right to have the option counterparty deliver to us, without further payment, 5,905,511 Ordinary Shares (subject to customary adjustment), with delivery thereof by the option counterparty at expiry, subject to early settlement of the zero-strike call option transaction in whole or in part at the option counterparty’s discretion. In the case of settlement at expiration or upon any early settlement, the option counterparty will deliver to us the number of Ordinary Shares underlying the zero-strike call option transaction or the portion thereof being settled early. The zero-strike call option transaction is intended to facilitate privately negotiated derivative transactions with respect to our Ordinary Shares between the option counterparty (or its affiliate) and certain investors in the Notes by which those investors will be able to hedge their investment in the Notes. Those activities, which are expected to occur concurrently with or shortly after the pricing of the Notes, could increase (or reduce the size of any decrease in) the market price of our Ordinary Shares and/or the Notes at that time.

The option counterparty (or its affiliate) may modify its hedge positions by entering into or unwinding derivative transactions with respect to the Ordinary Shares and/or purchasing or selling Ordinary Shares or other securities of ours in secondary market transactions at any time following the pricing of the Notes and shortly before or after the expiry or early settlement of the zero-strike call option transaction, and, we have been advised that the option counterparty may unwind its derivative transactions and/or purchase or sell our Ordinary Shares in connection with the expiry of the zero-strike call option transaction or any early settlement of the zero-strike call option transaction at the option counterparty’s discretion, including any early settlement relating to any conversion, repurchase or redemption of the Notes. Those activities could also increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of our Ordinary Shares and/or the Notes.

If the zero-strike call option transaction fails to become effective, the option counterparty may unwind its hedge positions with respect to our Ordinary Shares, which could adversely affect the market price of our Ordinary Shares and, if the Notes have been issued, the market price of the Notes.

The zero-strike call option transaction is a separate transaction entered into between us and the option counterparty, is not part of the terms of the Notes and will not affect the holders’ rights under the Notes, and the holders will not have any rights with respect to the zero-strike call option transaction.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our Ordinary Shares or the Notes nor how investors in the Notes may use, manage or unwind any privately negotiated derivative transactions with the option counterparty. In addition, we do not make any representation that the option counterparty (or its affiliate) will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the zero-strike call option transaction.

The option counterparty is a financial institution, and we will be subject to the risk that the option counterparty may become insolvent, default or otherwise fail to perform its obligations under the zero-strike call option transaction. Our exposure to the credit risk of the option counterparty will not be secured by any collateral and will depend on many factors but, generally, will increase if the market price of our Ordinary Shares increases. If the option counterparty were to become insolvent, default or otherwise fail to perform its obligations under the zero-strike call option transaction, we may suffer more dilution than we currently anticipate with respect to the Ordinary Shares. We can provide no assurance as to the financial stability or viability of the option counterparty.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s cybersecurity principles, goals and targets are defined in a policy approved by the Board of Directors in connection with our IPO (the “Cybersecurity Policy”). The Cybersecurity Policy is anchored in a risk-based approach based on industry standards to balance the level of cybersecurity against the risks faced by the Company. Material risks are managed by both internal resources and third-party contractors. The Company believes that effective information security management is necessary for the secured sharing and protection of information within the Company’s cyberspace.

The Cybersecurity Policy applies to all directors, officers, employees and contractors of the Company and any parent, holding companies and subsidiaries regardless of their contract terms, who use the Company’s technological devices.

The Board of Directors is responsible for leading the Company to minimize the risk of unauthorized and malicious use, disclosure, potential theft, alteration or damaging effects on the Company’s operations while concurrently enabling the sharing of information in cyberspace. The Board of Directors is committed to ensuring that risks to the confidentiality, integrity or availability of Company-owned information assets are managed appropriately by implementing an information security risk management approach. The Company’s cybersecurity risk management is integrated into its overall enterprise risk management, sharing common reporting channels and governance processes that apply across the enterprise risk management program.

The Board of Directors, as a whole, oversees the Cybersecurity Policy and its implementation of the Company’s oversight, programs, procedures, and policies related to cybersecurity, cybersecurity risks, information security, and data privacy. Departments of the Company have been identified under the Cybersecurity Policy to report to Thomas Sanfilippo, the Company’s Chief Technology Officer, who is responsible for overseeing the cybersecurity strategy as defined in the Cybersecurity Policy.

The management team includes members with IT backgrounds to guide our cybersecurity efforts. Our Chief Technology Officer has 40 years of experience in the information technology field, including experience building and leading network, data center, and infrastructure teams. Our Governance, Risk, and Compliance (GRC) Specialist and IT Administrator has 10 years of experience in the cybersecurity field. Our management continuously assesses risk as internal and external factors evolve and remains committed to ensuring employees have the adequate resources and training to fully understand cybersecurity guidelines and expectations. In the event of a breach of the Cybersecurity Policy, members of the management team may be asked by the IT Department to assist with security investigations. If any member of management is unaware of the best course of action in dealing with an IT-related matter, the manager shall immediately contact the Chief Technology Officer. Upon discovering a potential violation of the Cybersecurity Policy or a cybersecurity breach, the member of management must document the incident and request the individual surrender possession of any devices that may have suffered a security breach.

We assessed all third-party vendors, including our third-party IT firms, before engaging them for various services. We have partnered with third-party IT providers to support our cybersecurity and information technology functions, with the Managed Security Operations Center operating 24/7/365 for automated email monitoring, malicious email quarantine, and reporting; secure systems design and architecture, security controls implementation, penetration testing, disaster recovery testing, and risk assessments. Through these partnerships, we maintain continuous security monitoring and control validation. We also perform yearly risk assessments on critical vendors and suppliers as part of our information technology general controls cyber security processes. The Head of IT will be notified and proceed accordingly if an event or incident requires input.

Additionally, the Company’s management leverages manual controls to verify data integrity and mitigate risk, considering the Company’s size and business model. Management also provides interim and year-end reports to the Board of Directors on the Company’s and its subsidiaries’ IT General controls (ITGC) related to cybersecurity and information security matters.

In 2025, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors — Cybersecurity incidents and threats including cyberattacks, ransomware attacks and security breaches of cloud services and our information systems, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition” and “— Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.”

Item 2. Properties

WhiteFiber’s headquarters offices are located at 31 Hudson Yards, 11th Floor, Suite 30, New York, NY 10001. The WhiteFiber’s lease is for a term ending July 31, 2027 with a monthly rental of $7,226. In January 2026, we signed an agreement to lease additional office space located at 31 Hudson Yards, 11th Floor, Suite 40, New York NY 10001, starting February 2, 2026 for a term ending January 31, 2029 with a monthly rental fee of $15,046.

WhiteFiber provides cloud services at the data center located at Falkagerdi 1, 1540 BlöndUos Campus, Iceland. We have one office in Reykjavik, Iceland, located at Skógarhlíð 12, 105 Reykjavík, Iceland. The original lease was for a term ending December 31, 2025, with a monthly rental of approximately $620. It was extended for an additional twelve months for a term ending February 28, 2027, with no change in rent.

We maintain a 64,642 square foot data center (MTL-1) located at 3195 Chem de Bedford Road, Montreal, Quebec, H3S, IGS. The lease was first entered into on March 19, 2020, and last amended on March 25, 2022. The lease is for a term of 15 years and nine months ending on May 31, 2036, unless terminated earlier. The lease has two five-year renewal options, from June 1, 2036 to May 31, 2041 and from June 1, 2041 until May 31, 2046. The base rent started at $13,467, is currently $32,321 until May 31, 2025, and increases to $42,394 by the end of the lease. Additional rent is Enovum’s proportionate share of operating costs and of real estate taxes, as well as an administrative fee equal to 15% of Enovum’s proportionate share of operating costs. The lease is secured by a letter of credit in the amount of CAD $600,000.

On December 27, 2024, we acquired a 160,000 square foot facility (MTL-2) at 7300 Trans-Canada Highway, City of Point-Claire, Quebec, Canada H9R 1C7. The property was purchased for approximately CAD $33.5 million (approximately USD $23.3) million and was purchased with cash on hand.

On April 10, 2025, we entered into a lease for a new data center site (MTL-3) at 500 Bd Monseigneur — Dubois, Saint-Jerome, Quebec, QC J7Y 3L8 a suburb of Montreal. The facility spans approximately 202,000 square feet on 7.7 acres and is being developed to support current contracted capacity, with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which included a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) which we exercised in December 2025. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025.

On May 20, 2025, we purchased a former industrial/manufacturing building together with the underlying land outside of Greensboro, North Carolina, which we intend to retrofit to create an HPC data center (NC-1). The property has approximately 1,000,000 leasable square feet and is located at 805 Island Drive, Madison, North Carolina. The property, as well as certain machinery and equipment located thereon, was purchased for a cash purchase price of $53.2 million.

In February 2026, we entered into two leases for space in data center sites in Atlanta, Georgia, USA. The facilities span approximately 4,297 square feet and is being developed to support cloud services. The facility is expected to become operational in May 2026.

We believe that we will be able to obtain adequate facilities principally through leasing, to accommodate any future expansion.

Item 3. Legal Proceedings

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 17. Commitments and Contingencies in our Notes to consolidated financial statements included elsewhere herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We listed our Ordinary Shares on the Nasdaq Capital Market on August 7, 2025, under the symbol “WYFI”.

Holders of Our Common Stock

As of February 28, 2026, we had 28,326,302 Ordinary Shares issued and outstanding, held by three stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock and we intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our share capital in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On January 26, 2026, we completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of Notes. The Notes are general senior unsecured obligations of the Company. The Notes were issued pursuant to an Indenture, dated January 26, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The Notes will mature on February 1, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased. The Notes will bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. Holders may convert their Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its Ordinary Shares, or a combination of cash and Ordinary Shares, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture.

In connection with the pricing of the Notes, the Company entered into a privately negotiated zero-strike call option transaction with Barclays Bank PLC, through its agent Barclays Capital Inc. (the “Option Counterparty” and, such transaction, the “Call Option Transaction”), with an expiration date that is scheduled to occur shortly after the Maturity Date. Pursuant to the Call Option Transaction, the Company paid a premium equal to approximately $120.0 million for the right to receive, without further payment, 5,905,511 Ordinary Shares (subject to customary adjustment), with delivery thereof by the Option Counterparty at expiry, subject to early settlement of the Call Option Transaction in whole or in part at the Option Counterparty’s discretion.

The net proceeds from the sale of the Notes were approximately $221.5 million, after deducting the initial purchasers’ discounts and estimated offering expenses payable by the Company. The Company used approximately $120.0 million of the net proceeds from the Notes to pay the cost of the Call Option Transaction. The remaining net proceeds are expected to be used primarily for data center expansion, including to partially fund the lease or purchase of additional property or properties on which to build additional WhiteFiber data centers, to construct those facilities, to enter into additional energy service agreements for each additional site, to purchase related equipment, and for potential acquisitions, partnerships and joint ventures related thereto, and for working capital and general corporate purposes.

The Company offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the Notes were initially resold by the initial purchasers to persons whom the initial purchasers reasonably believed to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchasers in purchase agreement, dated January 21, 2026, by and among the Company and the representatives of the initial purchasers named therein. The Notes and the Ordinary Shares issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To the extent that any Ordinary Shares are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Notes, and any resulting issuance of Ordinary Shares. Initially, a maximum of 11,318,898 Ordinary Shares may be issued upon conversion of the Notes based on the initial maximum conversion rate of 49.2126 Ordinary Shares per $1,000 principal amount of the Notes, which is subject to customary anti-dilution adjustment provisions.

Use of Proceeds

On August 8, 2025, the Company completed its IPO of 9,375,000 Ordinary Shares, at a public offering price of $17.00 per share. All ordinary shares in the IPO were sold by WhiteFiber. The initial gross proceeds to WhiteFiber from the IPO were $159,375,000, before deducting aggregate underwriting discounts and commissions of $11,156,250 and offering expenses payable by WhiteFiber. Prior to the consummation of the IPO, Bit Digital held all of the issued and outstanding Ordinary Shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 Ordinary Shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses. After giving effect to the IPO including the over-allotment option exercised by the underwriters in full, Bit Digital holds approximately 71% of the issued and outstanding ordinary shares of WhiteFiber.

Prior to the consummation of the IPO, the Company entered into a Contribution Agreement with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber. The Contribution Agreement became effective of August 6, 2025, when the registration statement for the IPO was declared effective by the SEC.

The effective date of the registration statement for which the use of proceeds is being disclosed was August 6, 2025. The IPO commenced on August 7, 2025. The securities which were registered were the Company’s Ordinary Shares, $0.01 par value. As of October 31, 2025, the Company incurred approximately $16.6 million of offering expenses, including underwriting discounts and commissions, expenses paid to or for the underwriters, and for other expenses. As of January 31, 2026, the Company had expended approximately $135.5 million for the construction of plant, building and facilities, $23.6 million for the purchase and installment of machinery and equipment, and $nil for real estate. No material changes were made in the planned use of proceeds from our IPO as described in the prospectus for our IPO.

Issuer Purchases of Equity Securities

None.

Equity Plans

On February 6, 2025, the Board of Directors adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) pursuant to which 4,000,000 Ordinary Shares are authorized for issuance with respect to awards that may be granted to any directors, employees and consultants of the Company or affiliated companies. The 2025 Plan provides for Plan provides share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements and Risk Factor Summary” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

References to “WhiteFiber” or the “Company” refer to WhiteFiber, Inc. and its subsidiaries, giving effect to the Reorganization which occurred on August 6, 2025.

Overview

We believe we are a leading provider of AI infrastructure solutions. We own HPC data centers and provide cloud-based HPC GPU services, which we term cloud services, for customers such as AI application and ML developers (the “HPC Business”). Our Tier-3 data centers provide hosting and colocation services. Our cloud services support generative AI workstreams, especially training and inference.

On July 30, 2025, we entered into the Contribution Agreement with Bit Digital in connection with our IPO, pursuant to which, on August 6, 2025, Bit Digital contributed its HPC business to us through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, in exchange for 27,043,749 Ordinary Shares.

Colocation/Data Center Service

The Company designs, develops, and operates Tier-3 data centers that provide hosting and colocation services with high reliability infrastructure, including N+1 redundancy, advanced cooling, and strict monitoring systems designed to support AI workloads. Its strategy focuses on rapidly developing retrofit data centers in metro areas with existing power infrastructure, allowing for significantly faster deployment than greenfield projects. The current portfolio includes facilities such as MTL-1, MTL-2, MTL-3 in Quebec and NC-1 in North Carolina, with a goal of reaching approximately 76 MW of total capacity by the end of 2026 and a broader development pipeline of roughly 1,500 MW under review. During 2025, the Company prioritized projects with committed customer demand and long-term contracts, including a major services agreement at the NC-1 facility expected to generate approximately $865 million of contracted revenue over 10 years, with electricity and certain operating costs passed through to the customer.

Cloud Service

The Company provides specialized GPU-based cloud infrastructure tailored for generative AI training and inference workloads, offering customized solutions and high service reliability. The business leverages partnerships with major hardware providers such as NVIDIA, SuperMicro, Dell, Hewlett Packard Enterprise, and QCT, and deploys advanced GPU architectures including H200, B200, and GB200 systems. Rather than building all infrastructure itself, the Company uses a global network of third-party data centers to host GPU clusters. Revenue is generated through a series of service agreements and MSAs with customers for GPU capacity and AI compute services, ranging from short-term deployments to multi-year contracts. Key agreements include large GPU deployments for AI workloads and cloud gaming providers such as Boosteroid, with some contracts offering significant expansion potential and long-term recurring revenue streams.

Key Factors that May Affect Future Results of Operations

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” included elsewhere in this report. While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Timely Completion of, and Expansion of Capabilities at, our Existing Data Center Projects.

Our future revenue growth is, in part, dependent on our ability to leverage our development capabilities at our data center sites. We substantially completed construction of our MTL-3 facility by the end of October 2025. The site has commenced billing its customer, Cerebras, as of November 1, 2025, in the amount of CAD 1.4 million (approximately 979 thousand USD) monthly for the duration of the five-year contract.

We intend to complete the first phase of construction 27MW (gross) of NC-1 facility April 2026. Management expects NC-1 to start generating revenue in June of 2026. Management expects the second phase of construction 27MW (gross) to be completed in the second quarter of 2026 and start generating revenues 30 days after completion. We have prioritized these projects and put a hold on the build for MTL-2. We expect to increase revenue from our existing sites by securing additional allocations of utility power, subject to our receipt of funding and required permits through ongoing engagement with the utility and relevant authorities. In addition, at certain new and existing sites, we intend to deploy natural gas fuel cell generation technology to increase available power and revenue potential. Our ability to secure the required funding and permits in accordance with our implementation plans may cause variability in our revenue growth in future quarters.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

The following discussion summarizes the results of operations for the years ended December 31, 2025 and 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	For The Years Ended December 31,		Variance in
	2025	2024	Amount
Revenue	$79,164,252	$47,639,237	$31,525,015

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(30,036,898)	(20,215,831)	(9,821,067)
Depreciation and amortization expenses	(23,440,884)	(16,511,406)	(6,929,478)
General and administrative expenses	(52,507,246)	(10,283,615)	(42,223,631)
Total operating expenses	(105,985,028)	(47,010,852)	(58,974,176)

(Loss) income from operations	(26,820,776)	628,385	(27,449,161)
Net loss from disposal of property, plant and equipment	(372,993)	-	(372,993)
Other income, net	1,425,399	1,615,634	(190,235)
Total other income, net	1,052,406	1,615,634	(563,228)

(Loss) income before provision for income taxes	(25,768,370)	2,244,019	(28,012,389)

Income tax benefits (expenses)	1,085,832	(874,177)	1,960,009
Net loss	$(24,682,538)	$1,369,842	$(26,052,380)

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

Our revenue from cloud services increased by $23.0 million, or 50.4%, to $68.8 million for the year ended December 31, 2025 from $45.7 million for the year ended December 31, 2024. The increase was primarily due to an increase in deployed GPU servers to new and existing customers during the year of 2025, offset by a $2.0 million service credit accrued and expected to be issued to a customer under the terms of the contract.

Revenue from Colocation Services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $8.9 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. The increase is due to a full year of revenue reported in 2025 and only two and a half months in 2024.

Cost of Revenue

We incur cost of revenue from cloud services and colocation services.

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of: (i) cloud services operations — electricity costs, datacenter lease expense, GPU servers lease expense, third-party customer support fees, and other relevant costs and (ii) colocation services — electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs.

Cost of Revenue — Cloud Services

For the years ended December 31, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For The Years Ended December 31,
	2025	2024
Electricity costs	$2,450,710	$1,198,060
Datacenter lease expenses	5,410,230	3,558,987
GPU servers lease expenses	14,741,928	13,640,737
Third-party customer support fees	1,124,902	-
Other costs	2,858,593	1,327,546
Total	$26,586,363	$19,725,330

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the year ended December 31, 2025, electricity costs increased by $1.3 million, or 105%, compared to the electricity costs incurred for the year ended December 31, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the year ended December 31, 2025, data center lease expenses increased by $1.9 million, or 52%, compared to the data center lease expenses incurred for the year ended December 31, 2024. The increase primarily resulted from two additional datacenter lease entered after the second quarter of 2024.

GPU servers lease expenses. We entered into GPU servers lease agreements to support our cloud services. The lease payments depend on the usage of the GPU servers.

For the year ended December 31, 2025, GPU servers lease expenses increased by $1.1 million, or 8%. The increase primarily resulted from a higher utilization of leased GPU servers.

Third-party customer support fees. Beginning in 2025, we engaged a third party to provide customer support services. For the year ended December 31, 2025, third-party customer support fees were $1.1 million.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the years ended December 31, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Years Ended December 31,
	2025	2024

Electricity costs	$1,438,218	$188,559
Lease expenses	1,025,851	149,260
Wage expenses	406,787	12,156
Other costs	579,679	140,526
Total	$3,450,535	$490,501

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the year ended December 31, 2025, electricity costs increased by $1.2 million, or 663% compared to the electricity costs incurred for the year ended December 31, 2024 as we acquired Enovum in the fourth quarter of 2024.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the year ended December 31, 2025, data center lease expenses increased by $0.8 million, or 587%, compared to the data center lease expenses incurred for the year ended December 31, 2024. We had two and a half months of data center lease expenses for the year ended December 31, 2024 as we acquired Enovum in the fourth quarter of 2024.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the year ended December 31, 2025, wage expenses increased by $0.4 million, or 3246%, compared to the wage expenses incurred for the year ended December 31, 2024 as we acquired Enovum in the fourth quarter of 2024.

Depreciation and amortization expenses

For the years ended December 31, 2025 and 2024, depreciation and amortization expenses were $23.4 million and $16.5 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service in 2025, specifically cloud equipment, resulting in higher expense being recognized.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.

General and administrative expenses

For the year ended December 31, 2025, our general and administrative expenses, totaling $52.5 million, were primarily comprised of share-based compensation expenses of $14.0 million, salary and bonus expenses of $6.9 million, professional and consulting expenses of $20.6 million, other expenses of $6.3 million, commission expenses of $1.2 million, marketing expenses of $2.2 million, and travel expenses of $0.7 million.

For the year ended December 31, 2024, our general and administrative expenses, totaling $10.3 million, were primarily comprised of share-based compensation expenses of $3.2 million, salary and bonus expenses of $2.1 million, professional and consulting expenses of $2.1 million, commission expense of $1.1 million, marketing expenses of $0.8 million, and travel expenses of $0.3 million.

The General and administrative expenses during the year ended December 31, 2025 was significantly higher compared to the year ended December 31, 2024 primarily attributable to higher share-based compensation expenses. In addition, salary and bonus expenses increased due to additional employees hired following the IPO. Professional and consulting fees were also higher, reflecting RSUs granted to consultants and consulting costs charged by Bit Digital to WhiteFiber per the TSA agreement. The increase further included start-up and development costs. These increases reflect the Company’s expanded operations and personnel base following the IPO and continued investment in infrastructure and technology development.

Income tax expenses

The following table provides details of income taxes:

	For the Year Ended December 31,
	2025	2024
(Loss) income before income taxes	$(25,768,370)	$2,244,019
Provision for (Benefit from) income taxes	$(1,085,832)	$874,177
Effective tax rate	4.2%	39.0%

Tax expense was decreased by $2.0M or 34.7% lower as a percentage of income before taxes during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the overall loss, mix of earnings in the jurisdictions where we have major operations and no GILTI inclusion in 2025.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organisation for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the year ended December 31, 2025, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

For more details on the Company’s tax profile, see Note 13. Income Taxes to our consolidated financial statements.

Discussion of Certain Balance Sheet Items as of December 31, 2025 and December 31, 2024

The following table sets forth selected information from our consolidated balance sheets as of December 31, 2025 and December 31, 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	December 31, 2025	December 31, 2024	Variance in Amount
ASSETS
Current Assets
Cash and cash equivalents	$114,441,279	$11,671,984	$102,769,295
Restricted cash	3,856,819	3,732,792	124,027
Accounts receivable, net	23,921,591	5,267,863	18,653,728
Net investment in lease – current, net	4,260,877	2,546,519	1,714,358
Other current assets, net	21,269,431	23,285,682	(2,016,251)
Total Current Assets	167,749,997	46,504,840	121,245,157

Non-current assets
Deposits for property, plant, and equipment	52,738,419	35,743,011	16,995,408
Property, plant, and equipment, net	336,638,607	89,203,483	247,435,124
Goodwill	20,145,663	19,383,291	762,372
Intangible assets, net	12,820,574	13,028,730	(208,156)
Right-of-use assets	24,176,446	14,544,118	9,632,328
Net investment in lease - non-current, net	9,686,949	6,782,479	2,904,470
Investment security	1,000,000	1,000,000	-
Deferred tax assets	2,594,430	104,642	2,489,788
Other non-current assets, net	23,801,113	2,838,269	20,962,844
Total Non-Current Assets	483,602,201	182,628,023	300,974,178
Total Assets	$651,352,198	$229,132,863	$422,219,335

LIABILITIES
Current Liabilities
Accounts payable	$8,100,894	$2,346,510	$5,754,384
Current portion of deferred revenue	7,997,054	30,698,458	(22,701,404)
Current portion of lease liabilities	18,119,325	4,372,544	13,746,781
Income tax payable	217	985,191	(984,974)
Other payables and accrued liabilities	48,308,052	7,357,839	40,950,213
Total Current Liabilities	82,525,542	45,760,542	36,765,000

Non-current portion of lease liabilities	5,276,703	9,010,577	(3,733,874)
Non-current portion of deferred revenue	71,554,398	73,494	71,480,904
Deferred tax liabilities	5,698,918	3,776,124	1,922,794
Other long-term liabilities	-	785,371	(785,371)
Amounts due to related parties	3,832,597	-	3,832,597
Total Non-Current Liabilities	86,362,616	13,645,566	72,717,050
Total Liabilities	$168,888,158	$59,406,108	$109,482,050

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $114.4 million and $11.7 million as of December 31, 2025 and December 31, 2024, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $323.8 million provided by financing activities and net cash of $45.7 million provided by operating activities offset by net cash of $267.3 million used in investing activities.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal. As of December 31, 2025 and December 31, 2024, the fixed maximum amount guaranteed under the letter of credit was $3.9 million and $3.7 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $23.9 million and $5.3 million as of December 31, 2025 and December 31, 2024, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers due to the timing of invoicing and cash collections.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025 due to sales-type lease agreements as a lessor for its cloud service equipment. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024. The increase is attributable to three new sales-types leases entered into during 2025.

Other current assets, net

Other current assets, net were $21.3 million and $23.3 million as of December 31, 2025 and December 31, 2024, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in prepayment to third parties of $6.6 million, partially offset by an increase funds held in escrow of $4.0 million and an increase in deferred contract costs of $1.2 million.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2024, the balance as of December 31, 2025 increased by $17 million, mainly due to deposits made for property, plant and equipment of $138.0 million offset by the reclassification to property, plant and equipment of $121.0 million as equipment was received and placed into service.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value of $114.1 million. As of December 31, 2024, the Cloud equipment and internally developed software had a net book value of $47.7 million. Compared with December 31, 2024, the balance as of December 31, 2025 increased by $66.4 million, mainly due to the reclassification of property and equipment of $91.1 million from deposits for property, plant and equipment and costs capitalized for internally developed software of $4.1 million, offset by increase in accumulated depreciation of $21 million and reclassification of servers and network equipment of $7.9 million to net investment in leases upon commencement of leases of this equipment to customers.

As of December 31, 2025, the Colocation service equipment had a net book value of $65.5 million. As of December 31, 2024, the Colocation service equipment had a net book value of $16.9 million. Compared with December 31, 2024, the balance as of December 31, 2025 increased by $48.6 million, mainly due to development costs incurred for the construction of MTL-3 in Montreal of $47.0 million and infrastructure costs incurred for MTL-1 in Montreal of $3.0 million offset, in part, by increase in accumulated depreciation of $1.4 million.

As of December 31, 2025, CIP assets related to our Cloud business was $9.6 million, compared to $nil as of December 31, 2024. The increase was primarily attributable to GPU servers received in late December 2025 that had not yet been installed and placed into service as of December 31, 2025.

As of December 31, 2025, the CIP assets in our Colocation business had a book value of $157.0 million. As of December 31, 2024, the construction in progress in our Colocation business had a book value of $24.6 million. Compared with December 31, 2024, the balance as of December 31, 2025 increased by $132.4 million mainly due to the real estate acquisition of $45.0 million in North Carolina as well as development costs incurred thereafter of $75.1 million for the construction of NC-1 facility during the fourth quarter attributable to the agreement with Nscale.

Lease right-of-use assets and lease liabilities

As of December 31, 2025, right-of-use assets and lease liabilities were $24.2 million and $23.4 million, respectively. As of December 31, 2024, the Company’s right-of-use assets and lease liabilities were $14.5 million and $13.4 million, respectively.

The increase in right-of-use assets of $9.6 million was due to the addition of a finance lease of $12.7 million for MTL-3 and $1.5 million for other operating leases, partially offset by the amortization of the right-of-use assets totaling $4.7 million for the year ended December 31, 2025.

The increase in lease liabilities of $10.0 million, was due to the addition of a finance lease of $13.0 million for MTL-3, and $1.5 million for other operating leases as well as increase in interest accrued on lease liabilities of $2.2 million offset by the lease payments totaling $6.8 million for the year ended December 31, 2025.

Other non-current assets, net

Other non-current assets, net were $23.8 million as of December 31, 2025, compared to $2.8 million as of December 31, 2024, an increase of $21.0 million. The increase was primarily due to $22.0 million of deferred contract costs related to commission fees incurred in connection with the execution of the MSA with Nscale.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation of in Enovum acquisition. Refer to Note 12. Goodwill And Intangible Assets to our consolidated financial statements for further information. As of December 31, 2025 and December 31, 2024, the Company recorded goodwill in the amount of $20.1 million and $19.4 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible Assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 12. Goodwill and Intangible Assets to our consolidated financial statements for further information. As of December 31, 2025 and December 31, 2024, the total balance of intangible assets was $12.8 million and $13.0 million, respectively.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2024, the balance of accounts payable increased by $5.8 million in the year ended December 31, 2025, largely due to the unpaid bills for our cloud services in the year ended December 31, 2025.

Deferred revenue

As of December 31, 2025, the Company’s current and non-current portion of deferred revenue was $8.0 million and $71.6 million, respectively, compared to $30.7 million and $73,494, respectively, as of December 31, 2024. The increase in deferred revenue of $48.8 million reflects the recognition of $26.5 million in revenue related to the successful fulfillment of performance obligations from our HPC services, partially offset by $4.7 million prepayments from customers for HPC services to be rendered in the future, and $70.6 million in a prepayment from Nscale pursuant to the MSA entered into in November 2025.

Other payables and accrued liabilities

Other payables and accrued liabilities were $48.3 million as of December 31, 2025, compared to $7.4 million as of December 31, 2024, an increase of $41.0 million. The increase was primarily due to a $26.6 million increase in payables related to construction in progress associated with development work at the NC-1 facility, reflecting increased construction activity during the period, and a $13.7 million increase in commissions payable to real estate brokers in connection with the Nscale MSA.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the years ended December 31, 2025 and 2024 are presented in the table below:

	For the Years Ended December 31,
	2025	2024
Reconciliation of non-GAAP income (loss) from operations:
Net (loss) income	$(24,682,538)	$1,369,842
Depreciation and amortization expenses	23,440,884	16,511,406
Interest expense	3,516	-
Income tax (benefits) expenses	(1,085,832)	874,177
EBITDA	(2,323,970)	18,755,425

Adjustments:
Net loss from disposal of property, plant and equipment	372,993	-
Share-based compensation expenses	19,246,208	3,170,697
Adjusted EBITDA	$17,295,231	$21,926,122

Liquidity and capital resources

As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $114.4 million, and accounts receivable, net of $24.0 million.

As of December 31, 2025, we had working capital of $85.2 million as compared with working capital of $0.7 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

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

In January 2026, we issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, resulting in net proceeds of approximately $102.5 million after deducting the Zero Strike Call Premium, initial purchasers’ discounts and estimated offering expenses. The issuance enhances our liquidity and provides additional capital to fund upcoming development projects, including construction activities and other strategic growth initiatives.

The Notes bear interest at 4.50% per annum, payable semiannually beginning August 1, 2026, and mature on February 1, 2031, unless earlier converted, redeemed, or repurchased. The Notes increase our long-term indebtedness and will require annual cash interest payments of approximately $10.4 million.

WhiteFiber Iceland ehf., a subsidiary of the Company, entered into a secured term loan facility with Landsbankinn hf. in March 2026, providing up to $20 million of available borrowings. The facility bears interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum and has an initial two-year term, extendable up to four years. The loan is guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc.

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. As of the issuance date of the financial statements, no amounts have been drawn under the facility. The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

We believe that our cash on hand and anticipated cash from operations, together with the net proceeds from our IPO as well as the Notes, will be sufficient to finance our operations for at least the next twelve months from the date of this report. However, there can be no assurance that we will not require additional financing or that future financing can obtain these funds on acceptable terms or at all or that we can maintain or increase our current revenues.

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

Cash flows

	For the Years Ended December 31,
	2025	2024
Net Cash Provided in Operating Activities	$45,655,356	$18,749,568
Net Cash (Used in) Investing Activity	(267,250,549)	(80,026,998)
Net Cash Provided by Financing Activity	323,765,353	76,437,919
Net increase in cash, cash equivalents and restricted cash	102,170,160	15,160,489
Effect of exchange rate changes on cash, cash equivalents and restricted cash	723,162	(408,279)
Cash, cash equivalents and restricted cash, beginning of year	15,404,776	652,566
Cash, cash equivalents and restricted cash, end of year	$118,298,098	$15,404,776

Operating Activities

Net cash used in operating activities was $45.7 million for the year ended December 31, 2025, derived mainly from (i) a net loss of $24.7 million for the year ended December 31, 2025 adjusted for depreciation and amortization expenses of property, plant and equipment of $23.4 million as well as share-based compensation of $16.9 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in right-of-use assets of $4.6 million, an increase in accounts receivable of $18.8 million, an increase in net investment in lease of $3.3 million, an increase in other assets of $18.9 million, an increase in accounts payable of $5.6 million, an increase in other payables and accrued liabilities of $14.5 million, net increase in deferred revenue of $48.7 million, an increase in lease liability of $4.1 million, and an increase in amounts due to related parties of $3.2 million.

Net cash provided from our operating activities was $18.7 million for the year ended December 31, 2024, derived mainly from (i) a net income of $1.4 million for the year ended December 31, 2024 adjusted for depreciation expenses of property, plant and equipment of $16.5 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in right-of-use assets of $2.7 million, an increase in accounts receivable of $4.7 million, a decrease in net investment in lease of $4.8 million, an increase in other assets of $5.3 million, a decrease in other payables and accrued liabilities of $1.7 million, a decrease in other long-term liabilities of $1.1 million, an increase in deferred revenue of $17.2 million and an increase in lease liability of $2.7 million.

Investing Activities

Net cash used in investing activities was $267.3 million for the year ended December 31, 2025, attributable to purchases of and deposits made for property, plant, and equipment of $268.4 million, partially offset by proceeds from disposal of property, plant and equipment of $1.2 million.

Net cash used in investing activities was $80.0 million for the year ended December 31, 2024, primarily attributable to purchases of and deposits made for property and equipment of $79.0 million and investment in a SAFE of $1.0 million.

Financing Activities

Net cash provided by financing activities was $323.8 million for the year ended December 31, 2025, attributable to net transfers from parent of $157.4 million, $144.3 million proceeds from issuance of ordinary shares at initial public offering and $22.2 million proceeds from issuance of ordinary shares at the exercise of the over-allotment option.

Net cash provided by financing activities was $76.4 million for the year ended December 31, 2024, attributable to net transfers from parent.

Royal Bank of Canada Credit Facility

On June 18, 2025, the Company entered into the Credit Facility with RBC, to finance its data centers business. The Credit Facility provides up to CAD $60 million (approximately USD $43.8) in aggregate financing. Proceeds will be used to support the continued buildout of the Company’s HPC data center portfolio. As of the reporting date, the facility had not yet been authorized for use, as the Company and RBC are negotiating amendments to the existing agreement, including a potential additional non-revolving term loan of up to CAD $55 million (approximately USD $39.5 million). Of this amount, CAD $24.5 million (approximately USD $17.9 million) will be used to purchase the MTL-3 facility.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. For a summary of significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Notes to consolidated financial statements included elsewhere herein.

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

We will remain an emerging growth company and may take advantage of these exemptions until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our Ordinary Shares held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the shareholders and board of
directors of WhiteFiber, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WhiteFiber, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Audit Alliance LLP

Singapore

March 26, 2026

PCAOB ID No. 3487

We have served as the Company’s auditor since 2024.

WHITEFIBER, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$114,441,279	$11,671,984
Restricted cash	3,856,819	3,732,792
Accounts receivable, net	23,921,591	5,267,863
Net investment in lease - current, net	4,260,877	2,546,519
Other current assets, net	21,269,431	23,285,682
Total current assets	167,749,997	46,504,840

Non-current assets
Deposits for property, plant, and equipment	52,738,419	35,743,011
Property, plant, and equipment, net	336,638,607	89,203,483
Right-of-use assets	24,176,446	14,544,118
Net investment in lease - non-current, net	9,686,949	6,782,479
Investment security	1,000,000	1,000,000
Deferred tax assets	2,594,430	104,642
Intangible assets, net	12,820,574	13,028,730
Goodwill	20,145,663	19,383,291
Other non-current assets, net	23,801,113	2,838,269
Total non-current assets	483,602,201	182,628,023

Total assets	$651,352,198	$229,132,863

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,100,894	$2,346,510
Current portion of deferred revenue	7,997,054	30,698,458
Current portion of lease liabilities	18,119,325	4,372,544
Income tax payable	217	985,191
Other payables and accrued liabilities	48,308,052	7,357,839
Total current liabilities	82,525,542	45,760,542

Non-current liabilities
Non-current portion of lease liabilities	5,276,703	9,010,577
Non-current portion of deferred revenue	71,554,398	73,494
Deferred tax liabilities	5,698,918	3,776,124
Amounts due to related parties	3,832,597	-
Other long-term liabilities	-	785,371
Total non-current liabilities	86,362,616	13,645,566

Total liabilities	$168,888,158	$59,406,108

Commitments and Contingencies (Note 17)

Equity
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 38,344,239 and 27,043,750 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	383,443	270,438
Additional paid-in capital	504,732,035	170,877,982
Accumulated (deficit) retained earnings	(24,538,645)	143,893
Accumulated other comprehensive income (loss)	1,887,207	(1,565,558)
Total Shareholders’ Equity	482,464,040	169,726,755
Total Liabilities and Shareholders’ Equity	$651,352,198	$229,132,863

The accompanying notes are an integral part of these consolidated financial statements.

WHITEFIBER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

For the Years Ended December 31, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Years Ended December 31,
	2025	2024

Revenues
Cloud services	$68,753,609	$45,727,736
Colocation services	8,913,816	1,361,241
Other	1,496,827	550,260
Total revenues	$79,164,252	$47,639,237

Operating costs and expenses
Cost of revenues (exclusive of depreciation shown below)
Cloud services	(26,586,363)	(19,725,330)
Colocation services	(3,450,535)	(490,501)
Depreciation and amortization expenses	(23,440,884)	(16,511,406)
General and administrative expenses	(52,507,246)	(10,283,615)
Total operating expenses	(105,985,028)	(47,010,852)

(Loss) income from operations	(26,820,776)	628,385

Net loss from disposal of property and equipment	(372,993)	-
Other income, net	1,425,399	1,615,634
Total other income, net	1,052,406	1,615,634

(Loss) income before income taxes	(25,768,370)	2,244,019

Income tax benefit (expense)	1,085,832	(874,177)
Net (loss) income	$(24,682,538)	$1,369,842

Other comprehensive income (loss)
Foreign currency translation adjustment	3,452,765	(1,565,558)
Total comprehensive loss	$(21,229,773)	$(195,716)

Weighted average number of ordinary share outstanding
Basic	31,584,244	27,043,750
Diluted	31,584,244	27,043,750

(Loss) earnings per share
Basic	$(0.78)	$0.05
Diluted	$(0.78)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

WHITEFIBER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	Common Shares	Par Value	Additional paid-in capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
Balances as of December 31, 2023	27,043,750	$270,438	$50,605,750	$(1,225,949)	$-	$49,650,239
Net Parent Investment	-	-	120,272,232	-	-	120,272,232
Other comprehensive (loss)	-	-	-	-	(1,565,558)	(1,565,558)
Net income	-	-	-	1,369,842	-	1,369,842
Balances as of December 31, 2024	27,043,750	$270,438	$170,877,982	$143,893	$(1,565,558)	$169,726,755
Share-based compensation expense	-	-	(221,005)	-	-	(221,005)
Net Parent Investment	-	-	157,414,287	-	-	157,414,287
Issuance of ordinary shares/initial public offering, net of offering costs	9,375,000	93,750	144,160,239	-	-	144,253,989
Issuance of ordinary shares/over-allotment option exercise, net of offering costs	1,406,250	14,063	22,175,132	-	-	22,189,195
Share-based compensation in connection with issuance of ordinary shares to employees	263,651	2,636	5,001,159	-	-	5,003,795
Share-based compensation in connection with issuance of ordinary shares to consultants	248,529	2,485	5,179,108	-	-	5,181,593
Share-based compensation in connection with issuance of ordinary shares to director	7,059	71	145,133	-	-	145,204
Other comprehensive income	-	-	-	-	3,452,765	3,452,765
Net loss	-	-	-	(24,682,538)	-	(24,682,538)
Balances as of December 31, 2025	38,344,239	$383,443	$504,732,035	$(24,538,645)	$1,887,207	$482,464,040

The accompanying notes are an integral part of these consolidated financial statements.

WHITEFIBER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(Expressed in US dollars)

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(24,682,538)	$1,369,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expenses	23,440,884	16,511,406
Share-based compensation expenses	16,867,997	-
Loss from disposal of property, plant, and equipment	372,993	-
Current expected credit losses	178,290	-
Changes in assets and liabilities:
Right-of-use assets	4,627,057	2,713,935
Accounts receivable	(18,751,671)	(4,666,006)
Net investment in lease	3,272,621	(4,790,453)
Other current assets	2,069,620	(4,455,430)
Other non-current assets	(20,946,236)	(832,572)
Accounts payable	5,646,491	423,071
Income tax payable	(984,974)	985,191
Other payables and accrued liabilities	14,513,147	(1,721,174)
Other long-term liabilities	(785,371)	(1,097,960)
Deferred revenue	48,749,138	17,217,731
Lease liabilities	(4,108,696)	(2,673,002)
Deferred tax liabilities	(721,029)	(235,011)
Amounts due to related parties	(3,102,367)	-
Net Cash Provided by Operating Activities	45,655,356	18,749,568

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant, and equipment	(268,402,549)	(79,026,998)
Investment in SAFE	-	(1,000,000)
Proceeds from disposal of property, plant and equipment	1,152,000	-
Net Cash Used in Investing Activities	(267,250,549)	(80,026,998)

Cash Flows from Financing Activities:
Net transfers from Parent	157,414,287	76,437,919
Proceeds from issuance of ordinary shares/initial public offering, net of offering costs	144,253,989	-
Proceeds from issuance of ordinary shares/over-allotment option exercise, net of offering costs	22,189,195	-
Repayment of finance lease liabilities	(92,118)	-
Net Cash Provided by Financing Activities	323,765,353	76,437,919

Net increase in cash, cash equivalents and restricted cash	102,170,160	15,160,489
Effect of exchange rate changes on cash, cash equivalents and restricted cash	723,162	(408,279)
Cash, cash equivalents and restricted cash, beginning of the year	15,404,776	652,566
Cash, cash equivalents and restricted cash, end of the year	$118,298,098	$15,404,776

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$598,182	$-
Non-cash Transactions of Investing and Financing Activities
Right-of-use assets exchanged for operating lease liabilities	$31,241,763	$6,399,602
Reclassification of deposits to property, plant and equipment	$120,958,432	$23,225,217
Net investment in sales-type lease of equipment	$7,939,715	$4,538,545
Reclassification of operating lease right-of-use asset and liability to finance lease	$(17,163,828)	$-
Construction in progress included in other payables and accrued liabilities	$27,434,278	$-

Reconciliation of cash, cash equivalents and restricted cash

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$114,441,279	$11,671,984
Restricted cash	3,856,819	3,732,792
Total	$118,298,098	$15,404,776

The accompanying notes are an integral part of these consolidated financial statements.

WHITEFIBER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital Inc. (“Bit Digital” or “BTBT”), pursuant to which Bit Digital contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer will be accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber (the “Registration Statement”) was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-K, Bit Digital owns approximately 70.5% of WhiteFiber.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements presented for periods on or after August 6, 2025, the date on which the Contribution was completed, are presented on a consolidated basis, and include the financial position, results of operations and cash flows of the Company. The financial statements for the periods prior to August 6, 2025 are presented on a combined basis, and reflect the historical combined financial position, results of operations and cash flows of WhiteFiber, as the operations were under common control of Bit Digital and reflect the historical combined financial position, results of operations and cash flows of those legal entities. Intercompany transactions and balances have been eliminated.

The financial information for the periods prior to August 6, 2025 represents the historical combined financial position and results of operation of WhiteFiber AI, incorporated on October 19, 2023. The results of Enovum (as defined below) are reflected following its acquisition on October 11, 2024. This information is derived from the consolidated financial statements and accompanying records of Bit Digital using the historical results of operations and historical basis of assets and liabilities of the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the combined financial statements. The financial statements also include expense allocations for certain functions provided by Bit Digital, including, but not limited to, certain general corporate expenses related to finance, tax, investor relations, and marketing. These general corporate expenses are included in the consolidated statements of operations within general and administrative expenses. Direct usage has been used to attribute expenses that are specifically identifiable to the Company, where practicable. In certain instances, these expenses have been allocated to the Company primarily based on the percentage of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the period presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

For the period beginning August 6, 2025, the consolidated financial information represents the Company’s financial position and results of operation as a stand-alone public Company. Following the Reorganization and IPO, the Company may perform certain functions using its own resources or purchased services. For an interim period following the Reorganization and IPO, however, some of these functions will continue to be provided by Bit Digital, under the Transition Services Agreement entered into between WhiteFiber and Bit Digital on July 30, 2025 (the “Transition Services Agreement”).

The consolidated financial information as of December 31, 2024 included herein has been derived from the audited consolidated financial statements for the year ended December 31, 2024 included in the prospectus for our IPO dated August 6, 2025.

Management believes all adjustments necessary for a fair statement of balance sheet, results of operations, and cash flows have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The Company believes that the disclosures are adequate to make the information presented not misleading.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate, related to cloud service equipment included in “Property, plant and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was a reduction in depreciation and amortization expense of $10.0 million and a benefit to net loss of $7.9 million, or 0.25 per basic share and 0.25 per diluted share for the year ended December 31, 2025.

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

Fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

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

Below is the roll forward of the balance of deposits for property, plant and equipment for the year ended December 31, 2025 and 2024, respectively.

	For the Years Ended December 31,
	2025	2024

Opening balance	$35,743,011	$4,127,371
Reclassification to property, plant, and equipment	(120,958,432)	(23,225,217)
Addition of deposits for property, plant, and equipment	137,953,840	55,922,142
Adjustment (a)	-	(1,081,285)
Ending balance	$52,738,419	$35,743,011

(a)	The adjustment represents a reimbursement from a customer for equipment purchased under an existing service agreement, resulting from the customer’s request to upgrade to a newer generation of GPUs for future deployment.

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

Impairment of long-lived assets

Management reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Investment security

As of December 31, 2025, investment security represents the Company’s investment in a privately held company via a simple agreement for future equity (“SAFE”).

SAFE investments provide the Company with the right to participate in future equity financing of preferred stock. The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition, and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term, and the purchase price if the Company is reasonably certain to exercise a purchase option. A corresponding lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepayment and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred and not included in the measurement of right-of-use assets and lease liabilities.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant.

For finance leases where the Company is the lessee, the Company recognizes a right-of-use asset and a corresponding lease liability at lease commencement, measured in a manner consistent with operating leases. Subsequently, fixed lease payments are recognized as amortization of the right-of-use asset and interest expense is recognized on the outstanding lease liability using the effective interest method. Finance lease right-of-use assets are amortized into depreciation and amortization expense on a straight-line basis over the lease term or, if the lease transfers ownership of the underlying asset to the Company, the life of the leased asset.

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

Contract costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, including commissions that are incurred directly related to obtaining customer contracts. We amortize the deferred contract costs on a straight-line basis over the expected period of benefit. These amounts are included in the accompanying consolidated balance sheets, with the capitalized costs to be amortized to commission expense over the expected period of benefit included in Other current assets and Non-current assets and commission expense payable included in Other current liabilities and Other long-term liabilities.

The Company capitalized lease expense incurred in December 2023 that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfilling customer contracts and is expected to be recovered. The capitalized lease expense was reclassified as lease expense in January 2024.

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of December 31, 2025. Deferred revenues are recognized as revenue when recognition criteria have been met.

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

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is comprised of our Chief Executive Officer and Chief Financial Officer who use segment gross profit (loss) to assess the performance of the business of our reportable operating segments. Asset information is not used by the CODM to evaluate performance or allocate resources.

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

The Company has granted RSUs to certain employees and non-employees. Some of the RSUs contain performance conditions, and vesting is determined based on achievement of a performance metric. Compensation expense is recognized on a straight-line basis over the service period based on the expected attainment of a performance metric. At each reporting period, the Company reassesses the probability of the achievement of the performance metric, and any increase or decrease in share-based compensation expense resulting from an adjustment in the number of shares expected to vest is treated as a cumulative catch-up in the period of adjustment.

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of December 31, 2025 or on the statements of operations for the year ended December 31, 2025.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on either a prospective or retrospective basis, with early adoption permitted. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. We adopted this ASU on a prospective approach for the 2025 annual reporting period.

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

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic ASC 350-40) which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40, but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company adopted this ASU as of July 1, 2025 and prospectively applied the updated ASU.

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

During the year ended December 31, 2025, the Company issued a service credit of $2.0 million to a customer under the terms of the contract. During the year ended December 31, 2024, the Company issued a service credit of $1.9 million to a customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases.

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

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million which is included within Other payables and accrued liabilities. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of December 31, 2025 and December 31, 2024, contract assets were $nil and $nil, respectively.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2025 and December 31, 2024, contract liabilities were $79.6 million and $30.8 million, respectively.

During the year ended December 31, 2025 and 2024, $26.5 million and $14.4 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$55,285,668	$89,923,474	$91,376,813	$93,429,539	$93,674,836	502,833,948	$926,524,278
Other Revenue	1,352,323	918,966	612,206	266,899	$22,574	-	3,172,968
Total contract liabilities	$56,637,991	$90,842,440	$91,989,019	$93,696,438	$93,697,410	502,833,948	$929,697,246

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

During the year ended December 31, 2025 and 2024, $10.4 million and $1.9 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

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

The following table summarizes the final allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

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

Through December 31, 2025, the Company recognized $2,080,253 of acquisition-related costs as expense in the statements of operations line item “General and Administrative Expense.”

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

For the year Ended December 31, 2024
Revenue	$51,131,888
Net income	$847,890

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

Real estate Acquisition – Montreal, Canada

On December 27, 2024, the Company acquired the building and land (which we refer to as “MTL-2”), together with all the related improvements, located in Montreal, Canada, from an unrelated third party. The total consideration consisted of approximately $23.3 million in cash.

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

5. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Funds held in escrow	$4,000,000	$-
Prepaid consulting service expenses	1,260,160	1,050,000
Deferred contract costs	2,190,966	982,039
Prepayment to third parties (a)	8,773,739	15,402,145
Receivable from third parties	4,792,128	5,784,589
Others	252,900	66,909
Less: Current expected credit losses	(462)	-
Total	$21,269,431	$23,285,682

(a)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

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

On April 11, 2025, the Company entered into a data center lease agreement in Saint-Jérôme for its data center colocation services (which we refer to as the “MTL-3”). The initial lease term is for 20 years with two five-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The Company has 90 days to complete the purchase, after which the purchase option will expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 is expected to close during the second quarter of 2026.

As of December 31, 2025 and December 31, 2024, right-of-use asset and lease liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Operating right-of-use assets	$11,574,311	$14,544,118
Finance right-of-use assets	12,602,135	-
Total right-of-use-assets	$24,176,446	$14,544,118

Operating lease liabilities	$10,484,836	$13,383,121
Finance lease liabilities	12,911,192	-
Total lease liabilities	$23,396,028	$13,383,121

Operating right-of-use assets are recorded net of accumulated amortization of $7.5 million and $2.8 million as of December 31, 2025 and 2024, respectively.

Finance lease right-of-use asset is recorded net of accumulated amortization of $53,744 and $nil as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $4.6 million and $2.8 million, respectively.

For the year ended December 31, 2025, the Company’s interest expense and amortization on the finance lease were $55,220 and $53,744, respectively. For the year ended December 31, 2024, the Company’s interest expense and amortization on the finance lease were $nil.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Years Ended December 31,
	2025	2024
Operating lease costs	$21,388,907	$17,092,835
Short-term lease costs	222,050	6,000
Finance lease costs	92,118	-
Sublease income	(25,624)	(5,569)
Total lease costs	$21,677,451	$17,093,266

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Years Ended December 31,
	2025	2024
Operating cash outflows from operating leases	$(6,646,979)	$(3,452,098)
Operating cash outflows from finance lease	(55,220)	-
Financing cash outflows from finance lease	(92,118)	-
Weighted average remaining lease term – operating leases	10.5	9.8
Weighted average remaining lease term – finance lease	0.3	-
Weighted average discount rate – operating leases	8.9%	9.2%
Weighted average discount rate – finance lease	5.0%	-

The following table represents our future minimum operating lease payments as of December 31, 2025:

Year	Amount
2026	$5,626,615
2027	2,275,413
2028	390,987
2029	316,806
2030	324,821
Thereafter	5,614,569
Total undiscounted lease payments	14,549,211
Less: present value discount	(4,064,375)
Present value of operating lease liabilities	$10,484,836

The following table represents our future minimum finance lease payments as of December 31, 2025:

Year	Amount
2026	13,216,545
Total undiscounted lease payments	13,216,545
Less: present value discount	(305,353)
Present value of finance lease liability	$12,911,192

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the years ended December, 2025 and 2024, the GPU server lease expense amounted to $21.7 million and $17.1 million, respectively.

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

During the quarter ended December 31, 2025, the Company did not enter into any sales-type lease agreements.

The components of lease income for the sales-type lease were as follows:

	For the Years Ended December 31,
	2025	2024
Interest income related to net investment in lease	$1,496,827	$550,260

Interest income is included in the consolidated statements of operations under the caption “Revenue - Other.”

The components of net investment in sales-type leases were as follows:

	December 31,
	2025	2024
Net investment in lease - lease payment receivable	$13,947,826	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of December 31, 2025:

Year	Sales-Type Lease
2026	$5,618,362
2027	3,636,831
2028	3,636,831
2029	3,428,121
2030	848,915
Total future minimum receipts	17,169,060
Unearned interest income	(3,172,968)
Less: Current expected credit losses	(48,266)
Net investment in lease, net	$13,947,826

The present value of minimum sales-type receipts of $13.9 million is included in the consolidated balance sheets under the caption “Net investment in lease.”

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of December 31, 2025 were as follows:

Year	Operating Lease
2026	26,258
2027	26,258
2028	26,258
2029	26,258
2030	26,258
Thereafter	48,140
Total future receipts	$179,430

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	December 31, 2025	December 31, 2024
Cloud service equipment	$146,589,318	$63,360,624
Colocation service equipment	31,874,970	12,509,288
Purchased software and internal-use software development costs	4,633,157	495,285
Land	6,510,574	3,502,539
Leasehold improvements	30,088,308	2,032,691
Other property and equipment	36,069	29,066

Less: Accumulated depreciation	(40,136,438)	(17,325,410)
	179,595,958	64,604,083
Construction in progress	157,042,649	24,599,400
Property, plant, and equipment, net	$336,638,607	$89,203,483

For the years ended December 31, 2025 and 2024, depreciation and amortization expenses were $22.7 million and $16.5 million, respectively. Construction in Progress represents assets received but not placed into service as of December 31, 2025 and December 31, 2024. As of December 31, 2025, $27.4 million of Construction in Progress remained unpaid and is included in Other payables and accrued liabilities in the Consolidated Balance Sheet.

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

Disposals of Property, Plant and Equipment

For the year ended December 31, 2025, the Company sold cloud service equipment for a total consideration of $1.2 million. On the date of the transaction, the carrying amount of these switches was $1.5 million. The Company recognized a loss of $372,993 from the sale which was recorded within Net loss from disposal of property, plant and equipment. As of the date of this report, the Company has collected the cash consideration of $1.2 million.

Subsequent to December 31, 2025, the Company entered into an Equipment Purchase Agreement, effective January 31, 2026, for the sale of 126 GPUs for a total purchase price of $26.1 million. The transaction closed in March 2026 and the Company received the proceeds from the sale in full.

8. INVESTMENT SECURITY

For the years ended December 31, 2025 and 2024, investment security represents the Company’s investment of $1,000,000 in a privately held company via a simple agreement for future equity (“SAFE”).

On June 30, 2024 (the “Effective Date”), the Company entered into a SAFE agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”), or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the consolidated statements of operations.

On December 31, 2025, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions and did not observe any significant deterioration in Canopy’s overall financial performance, nor any material adverse changes to its operations, customer relationships, or market position. The Company also did not identify any recent transactions involving Canopy’s equity securities or other observable price changes during the period. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. As of December 31, 2025, the investment continues to be reported at its original cost of $1,000,000. No upward or downward adjustments were recorded for the year ended December 31, 2025.

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Deposits (a)	$404,598	$423,511
Deferred contract costs	22,969,613	982,039
Others	426,951	1,432,719
Less: Current expected credit losses	(49)	-
Total	$23,801,113	$2,838,269

(a)	The balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services. The deposits are refundable upon expiration of the agreement.

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

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) which provides for share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 786,022 RSUs granted as of December 31, 2025.

From time to time, the Company grants equity awards under its 2025 Plan to employees of Bit Digital as consideration for services rendered to the Company. These awards are settled in shares of the Company’s ordinary shares and might be accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

All awards granted under 2025 plan will settle in WhiteFiber’s ordinary shares and are approved by WhiteFiber’s Compensation Committee of the Board of Directors.

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

In 2025, the Company granted 88,235 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

In 2025, the Company granted 303,281 RSUs to employees, which are subjected to a sixteen-quarter service with a one-year cliff vesting schedule.

In 2024, Bit Digital entered into equity award agreements with certain Enovum employees, pursuant to which such employees have the opportunity to earn additional compensation in the form of Bit Digital’s performance RSUs (“PSU”) tied to Enovum’s achievement of Growth EBITDA associated with new data center sites. Following WhiteFiber’s IPO, the agreements were amended such that any earned RSUs are issued pursuant to the WhiteFiber, Inc. 2025 Omnibus Incentive Plan and settled in WhiteFiber RSUs. PSUs vest upon cumulative Growth EBITDA reaching CAD $5.0 million (CAD $0.5 million initial value), plus 10% of incremental Growth EBITDA thereafter, capped at CAD $100.0 million cumulative Growth EBITDA and CAD $10.0 million in total PSU value. Measurements commenced on December 31, 2025 and occur semi-annually. In the fourth quarter of 2025, 39,060 RSUs were granted, all fully vested.

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expenses of $4,900,131 million and $nil respectively for RSUs issued to employees and directors. As of December 31, 2025, the Company had $4,515,284 unrecognized compensation costs related to the unvested RSUs issued to employees and directors.

As of December 31, 2025, the Company had 255,160 awarded and unvested RSUs to employees and directors.

Other share-based compensation

All awards granted under the Bit Digital Plan that vested prior to the IPO were settled in Bit Digital’s ordinary shares. For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expenses of $6,934,686 and $74,672, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

In 2025, the Company granted 260,152 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 248,529 shares were fully vested upon issuance, and the remainder are subjected to an eight-quarter service. The Company recognized share-based compensation expense of $5,201,992 in connection with these grants.

As of December 31, 2025, the Company had 11,623 awarded and unvested RSUs to consultants.

A summary of the changes in the RSUs relating to ordinary shares granted by the Company during the year ended December 31, 2025 and 2024 is as follows:

	Number of RSUs	Weighted average grant date fair value

Awarded and unvested as of December 31, 2024	-	$-
Granted	786,022	19.7
Vested	(519,239)	20.0
Awarded and unvested as of December 31, 2025	266,783	$19.2

11. SHARE CAPITAL

Ordinary shares

As of December 31, 2024, there were 27,043,750 ordinary shares issued and outstanding.

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. As of the date of this Form 10-K, Bit Digital holds approximately 70.5% of the issued and outstanding ordinary shares of WhiteFiber.

For the year ended December 31, 2025, 519,239 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2025 Plan.

As of December 31, 2025, there were 38,344,239 ordinary shares issued and outstanding.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of December 31, 2025 are as follows:

As of December 31, 2025
Enovum Data Centers Corp.	$20,145,663
Total goodwill	$20,145,663

The Company recorded goodwill in the amount of $20.1 million in connection with its acquisition of Enovum on October 11, 2024. Refer to Note 4. Acquisitions for further information. The Company performed its annual goodwill impairment test as of December 31, 2025 using a qualitative assessment. Based on an evaluation of relevant qualitative factors, management concluded that it is not more likely than not that the fair value of its reporting units is less than their carrying amounts. Accordingly, no goodwill impairment was recognized.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(665,610)	$12,820,574
Total	$13,486,184	$(665,610)	$12,820,574

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(457,454)	$13,028,730
Total	$13,486,184	$(457,454)	$13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of December 31, 2025:

2026	$693,325
2027	693,325
2028	693,325
2029	693,325
2030	693,325
Thereafter	9,353,949
Total	$12,820,574

The Company did not identify any impairment of its finite-lived intangible assets for the year ended December 31, 2025.

13. INCOME TAXES

Income (loss) before income taxes is attributable to the following geographic locations for the years ended December 31:

	For the Years Ended December 31,
	2025	2024
Domestic (loss) income before income taxes	$(11,205,757)	$(839,368)
Foreign (loss) income before income taxes	(14,562,613)	3,083,387
Total (loss) income before income taxes	$(25,768,370)	$2,244,019

The tax expense (benefit) for income taxes consisted of the following components for the years ended December 31:

	For the Years Ended December 31,
	2025	2024
Current:
Federal	$657,249	$247,244
State	-	-
Foreign	(1,030,416)	861,943
Total current income taxes	(373,167)	$1,109,187
Deferred:
Federal	(2,431,059)	(15,395)
State	(147,977)	-
Foreign	1,866,371	(219,615)
Total deferred income taxes	(712,665)	(235,010)
Total income tax (benefit)/provision	$(1,085,832)	$874,177

Taxes not based on income are not treated as income tax expense, and excluded from provision for income taxes and the aggregate amounts were not significant for the years ended December 31, 2025 and 2024.

We applied ASU 2023-09 on a prospective basis as discussed in Note 2. Summary of Significant Accounting Policies. Accordingly, the disaggregation of rate reconciliation categories in the table below provide the disclosures require by ASU 2023-09 for the year ended December 31, 2025.

The reconciliation of the U.S. federal statutory income tax rate to the 2025 effective income tax rate was as follows:

	For the Year Ended December 31, 2025
	Amount $	Percentage %
Federal tax at statutory rate	$(5,411,357)	21.0%
Domestic federal
Nontaxable or nondeductible items	(77,849)	0.3%
Cross-border tax laws
GILTI inclusions	657,500	(2.6)%
Other reconciling items	(251)	0.0%
Domestic state income taxes, net of federal effect (1)	(147,976)	0.6%

Foreign tax effects
Canada
Stock based compensation	965,575	(3.7)%
Other	(360,970)	1.4%
Statutory income tax rate differential	660,095	(2.6)%

Cayman Islands
Statutory income tax rate differential	2,735,717	(10.6)%

Other foreign jurisdictions	(106,316)	0.4%

Worldwide changes in unrecognized tax benefits	-	0.0%

Total income tax expense	$(1,085,832)	$4.2%

(1)	State taxes in Nebraska, Pennsylvania contributed to the majority of the tax effect in this category.

Income tax expense(benefit) for the year ended December 31, 2024 differed from the amounts computed by applying the U.S. federal income rate of 21% to pre-tax income as a result of the following:

Year Ended December 31,
2024
US Federal income tax rate	21.0%
Effect of foreign operations taxed at various rates	-0.3%
GILTI Inclusion	18.2%
Non-deductible Fixed Asset Impairment	1.1%
Effect of change in valuation allowance	(1.0)%
Others	0.0%
Effective income tax rate	39.0%

Our accounting policy is to treat any tax on Global Intangible Low-Taxed Income or GILTI inclusions as a current period cost included in the tax expense in the year incurred. We estimate the GILTI inclusion provision will result in no material financial statement impact.

The significant components of deferred income tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses carry forwards	$9,052,613	$1,318,934
Share-based compensation	690,364	645,786
Lease liabilities	1,269,745	2,085,460
Unrealized foreign exchange gain/loss	-	277
Foreign lease	800,677	-
Start-up cost amortization	73,344	-
Accrued Expenses	180,795	-
Other deferred tax assets	50,471	92,816
Gross deferred tax assets	12,118,009	4,143,273
Less: valuation allowance	(84,595)	-
Net deferred tax assets	$12,033,414	$4,143,273

Deferred tax liabilities:
Right-of-use asset	$(1,673,657)	$(2,479,301)
Basis difference in fixed assets	(7,114,767)	(1,932,206)
Allowance for bad debt	(239,891)	-
Unrealized foreign exchange gain/loss	(24,960)	-
Prepaid assets	(55,036)	-
Capitalized contract costs	(2,753,633)	-
CTA	(101,851)	-
Basis difference in intangible	(3,174,107)	(3,403,248)
Gross deferred tax liabilities	(15,137,902)	(7,814,755)
Total net deferred tax liabilities	$(3,104,488)	$(3,671,482)

Our accounting for deferred taxes requires an assessment of the realizability of deferred tax assets in each taxing jurisdiction, based on the weight of available positive and negative evidence. In evaluating the need for a valuation allowance, we considered factors among duration of current and cumulative financial reporting losses, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years if carryback is permitted by the tax law, and feasible tax-planning strategies.

Based on this analysis, we concluded that valuation allowances were required in certain jurisdictions. In particular, the operations in the jurisdictions for which a valuation allowance has been recorded have experienced a history of losses as of December 31, 2025. Accordingly, we do not believe that these operations have established sustained profitability sufficient to support the realization of their deferred tax assets. As a result, a valuation allowance has been recorded to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Changes in the valuation allowance for deferred tax assets for the years ended December 31 are as follows:

	For the Years Ended December 31,
	2025	2024

Beginning balance	$-	$-
Current increase	84,595	-
Ending Balance	$84,595	-

Our net operating loss carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2026, are outlined below:

Expiration Date(1) (2)	Federal	State	Foreign
2026	-	-	-
2027 to 2030	-	-	-
2031 to 2035	-	-	1,074,393
2036 to 2040	-	14,403,560	-
2041 to 2045	-	1,621,761	11,987,133
2046 to 2050	-	-	-
2051 to 2055	-	-	-
Indefinite	25,246,110	361,210	-
	25,246,110	16,386,531	13,061,526

(1)	In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.

(2)	The amounts are gross.

The Company has no unrecognized tax benefits as of December 31,2025 and 2024 respectively.

In the ordinary course of business, the Company is subject to examination by tax authorities in various jurisdictions. With respect to U.S. federal and state income taxes, tax years beginning on or after December 31, 2024 remain open to examination. For foreign jurisdictions in which the Company operates, tax years beginning on or after December 31, 2023 remain open to examination through the current year, subject to applicable statutes of limitations. As of the December 31, 2025, the Company is not under audit by any taxing authority in the jurisdictions in which it operates.

We applied ASU 2023-09 on a prospective basis as discussed in Note 2. Summary of Significant Accounting Policies. Accordingly, the income taxes paid/(refund) by jurisdiction (net of refunds received) below provide the disclosures required by ASU 2023-09 for the year ended December 31, 2025:

2025
US federal	$225,000
US states	-
Foreign
Iceland	373,182
Total foreign	373,182
Total income taxes paid (net of refund received)	$598,182

On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for net controlled foreign corporation tested income (formerly referred to as “global intangible low-taxed income”) from non-U.S. subsidiaries and changes the limitations on deductible interest. The effective dates of the OBBBA provisions range from 2025 through 2027. We do not expect the OBBBA provisions to have a material impact on our consolidated financial statements.

14. (LOSS) EARNINGS PER SHARE

	For the Years Ended December 31,
	2025	2024

Net (loss) income	$(24,682,538)	$1,369,842
Weighted average number of ordinary share outstanding
Basic	31,584,244	27,043,750
Diluted	31,584,244	27,043,750
(Loss) income per share
Basic	$(0.78)	$0.05
Diluted	$(0.78)	$0.05

Basic earnings (loss) per share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the year ended December 31, 2025, 266,783 unvested RSUs were excluded from the calculation of diluted earnings per share because the Company reported a net loss and their inclusion would have been anti-dilutive.

For the year ended December 31, 2024, the Company had no potentially dilutive ordinary share equivalents outstanding, as all outstanding shares were held by its parent and no equity awards or other convertible instruments were issued.

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

Other than the $20.1 million of goodwill from the Enovum acquisition allocated to the colocation services, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

The Year Ended December 31, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$68,753,609	$8,913,816	$77,667,425

Reconciliation of revenue
Other revenue (a)		1,496,827	1,496,827
Total consolidated revenue			79,164,252

Less:
Electricity costs	2,450,710	1,438,218	3,888,928
Datacenter lease expense	5,410,230	1,025,851	6,436,081
GPU lease expense	14,741,928	-	14,741,928
Wage expense	-	406,787	406,787
Customer support contractor fees	1,124,902	-	1,124,902
Other segment items (b)	2,858,593	579,679	3,438,272

Segment gross profit	$42,167,246	$5,463,281	$47,630,527

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The Year Ended December 31, 2024

	Cloud services	Colocation services	Total
Revenue from external customers	$45,727,736	$1,361,241	$47,088,977

Reconciliation of revenue
Other revenue (a)		550,260	550,260
Total consolidated revenue			47,639,237

Less:
Electricity costs	1,198,060	188,559	1,386,619
Datacenter lease expense	3,558,987	149,260	3,708,247
GPU lease expense	13,640,737	-	13,640,737
Wage expense	-	12,156	12,156
Other segment items (b)	1,327,546	140,526	1,468,072

Segment gross profit	$26,002,406	$870,740	$26,873,146

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net income before taxes:

	For the Years Ended December 31,
	2025	2024
Segment gross profit	$47,630,527	$26,873,146

Reconciling Items:
Other revenue (a)	1,496,827	550,260
Depreciation and amortization expenses	(23,440,884)	(16,511,406)
General and administrative expenses	(52,507,246)	(10,283,615)
Net loss from disposal of property and equipment	(372,993)	-
Other income, net	1,425,399	1,615,634
Net (loss) income before taxes	$(25,768,370)	$2,244,019

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets and finance lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2025 and December 31, 2024 are as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024
United States	$124,522,633	$-
Iceland	113,516,239	59,766,182
Canada	122,776,181	43,981,419
	$360,815,053	$103,747,601

Revenue by geographic location, based on the location where services are provided by the Company to the customer, with no other country individually comprising greater than 10% of total revenue, are as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024
Iceland	$69,167,349	$46,190,367
Canada	8,913,816	1,361,241
Other countries	1,083,087	87,629
	$79,164,252	$47,639,237

16. RELATED PARTIES

Related-party transactions

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial period, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSUs. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services, but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted with GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland.

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

In August 2025, the Company entered into a Professional Services Agreement (“PSA”) with Pruitt Hall, a member of the Company’s Board of Directors, pursuant to which he provides consulting services in connection with the construction of the NC-1 facility. Under the PSA, the Company pays consulting fees ranging from $162 to $312 per hour, depending on the level of consultant involved, subject to a minimum of four hours, plus travel expenses, for the time spent on-site. The PSA may be terminated by either party upon thirty days prior written notice. For the year ended December 31, 2025, the Company incurred $14,000 of consulting expenses under the PSA. As of December 31, 2025, $14,000 remained outstanding. As of the report date, all outstanding amounts were paid.

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

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the underwriters exercise of their over-allotment option in full, Bit Digital held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber.

Transition Services Agreement (“TSA”)

In addition, prior to the consummation of the Offering, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the Registration Statement. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as with WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as full-time officers of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. For the year ended December 31, 2025, the fees payable, by WhiteFiber to Bit Digital are $3,108,146.

Guarantees

Bit Digital previously issued a guarantee to a third party on behalf of WhiteFiber Iceland ehf, making Bit Digital jointly and severally liable for WhiteFiber Iceland’s payment obligations related to hosting Services fees and electrical costs pursuant to a colocation agreement.

On September 25, 2025, the guarantee was assumed by WhiteFiber which became directly responsible for such obligations. Following the assumption, Bit Digital is no longer a guarantor under the agreement. As of December 31, 2025, there were no amounts outstanding or payments due under the guarantee.

Allocation of corporate expenses prior to the IPO

Prior to the IPO, the Company’s financial statements include Bit Digital’s general corporate expenses which were not historically allocated to the Company for certain support functions provided by Bit Digital. For the purposes of these financial statements, these general corporate expenses have been allocated to the Company. The allocations cover corporate services provided by Bit Digital up to the date of the IPO, including, but not limited to, finance, tax, investor relations, and marketing. After the IPO, some of these services will continue to be provided by Bit Digital on a temporary basis is completed under the Transition Services Agreement. For the years ended December 31, 2025 and 2024, the Company was allocated $4.9 million and $5.7 million for these corporate services, respectively. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. Related-party transactions that are not expected to be settled in cash have been included within Parent company net investment in the consolidated balance sheets. Refer to Note 2. Summary of Significant Accounting Policies for further information.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Contingent Consideration Liabilities

Unifi Transaction

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

As of December 31,2025 the Company has not received an Electric Service Agreement of more than 99 MW. Thus, no contingent payment is payable at year end.

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

As of December 31, 2025, management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 26, 2026, the date the financial statements were issued. Based on this evaluation, the Company determined that the following subsequent events require disclosures in the accompanying financial statements:

2031 Convertible notes

On January 26, 2026, the Company issued $230.0 million aggregate principal amount of 4.50% convertible senior and unsecured notes due 2031 (the “Notes”), including the full exercise of the initial purchasers’ $20.0 million over-allotment option, resulting in net proceeds of approximately $102.5 million after deducting the Zero Strike Call Premium, initial purchasers’ discounts and estimated offering expenses. Interest is payable semiannually in arrears beginning on August 1, 2026. The Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Noteholders may convert their Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially 38.5981 ordinary shares per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share). The conversion rate is subject to customary adjustments upon the occurrence of certain events, such as the interest make-whole conversion rate adjustment, or conversion upon a make-whole fundamental change, as described in the Indenture.

On February 6, 2029, and if the Company undergoes a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to certain conditions as set forth in the Indenture, noteholders may require the Company to repurchase their Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

The Company may redeem the Notes on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, subject to specified share price conditions (as defined in the Indenture). The Company may also redeem the Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary covenants, including that upon certain events of default either the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the Notes to be due and payable.

Zero-Strike Call Option Transaction

In connection with the issuance of the Notes, the Company entered into a zero-strike call option transaction (“Zero-Strike Call Option”) to purchase an option to call for approximately 5.9 million ordinary shares of the Company for approximately $120 million in January 2026. The economic substance of the Zero-Strike Call Option is the same as a traditional physical settled forward repurchase contract.

The issuance of Notes, and the purchase of the Zero-Strike Call Option transaction occurred subsequent to December 31, 2025, and will be reflected in the Company’s financial statements beginning in the first quarter of 2026.

Iceland Facility Agreement

Subsequent to December 31, 2025, on March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf , which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

Borrowings under the Facility bear interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum. The base interest rate is subject to a floor of 0%, such that it will not be less than zero.

The Facility has an initial maturity of two years from the date of the agreement, with the option to extend the maturity up to an additional two years, for a maximum term of four years, subject to the terms and conditions of the agreement.

Principal repayments are required to be made in quarterly installments commencing three months after the initial drawdown date, with all remaining outstanding amounts due at the maturity date.

The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied. The Facility also includes customary events of default, the occurrence of which could result in the acceleration of amounts outstanding.

The Facility may be drawn in multiple tranches during an availability period, with up to two drawdowns permitted and a minimum draw amount of $5 million per draw. Any undrawn commitments are canceled at the end of the availability period. As of the issuance date of the financial statements, the Company has not yet drawn on the Facility.

In connection with the entry into the Facility, the Borrower is required to pay an arrangement fee to the lender. The Facility also includes customary financial maintenance covenants, including leverage, equity, and loan to value ratios.

The Facility permits voluntary prepayments, subject in certain cases to prepayment fees, and includes mandatory prepayment provisions in connection with specified events, including certain asset disposals and insurance proceeds, all as set out in the facility agreement.

This transaction represents a nonrecognized subsequent event. Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 2025 do not reflect the execution of the Facility or any borrowings thereunder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the individuals who serve as the Company’s executive officers and directors and their respective ages as of December 31, 2025.

Name	Age	Position
Sam Tabar	53	Chief Executive Officer
Erke Huang	37	Chief Financial Officer and Director
Thomas Sanfilippo	62	Chief Technology Officer
Billy Krassakopoulos	44	President of WhiteFiber and Chief Executive Officer of Enovum
Ichi Shih	55	Independent Director
Jiashu (Bill) Xiong	33	Independent Director
David Andre	54	Independent Director
Pruitt Hall	66	Executive Director

Set forth below is biographical information as well as background information relating to each executive officer and director’s business experience and qualifications. Messers. David Andre and Pruitt Hall have been appointed as independent directors of the Company upon the commencement of trading of our Ordinary Shares on the Nasdaq Capital Market.

Sam Tabar. Mr. Sam Tabar has served as WhiteFiber’s Chief Executive Officer since February 2025. Mr. Tabar served as Chief Strategy Officer of Bit Digital from March 31, 2021 to March 31, 2023, when he was appointed Chief Executive Officer of Bit Digital, which position he continues to hold. Mr. Tabar was an independent contractor for Centerboard Securities LLC, as a FINRA registered representative, from June 2020 until his resignation on March 31, 2023. Prior thereto, Mr. Tabar served as the Co-Founder and Chief Strategy Officer of Fluidity from April 2017 to June 2020. Prior to this, he served as a Partner to FullCycle Fund from December 2015 to April 2017. Prior to this, he served as Director and Head of Capital Strategy (Asia Pacific Region) for Bank of America Merrill Lynch from February 2011 to January 2013. Prior to this, he was Co-Head of Marketing at Sparx Group from March 2003 to 2011. Prior to this, he was an associate at Skadden, Arps, Meagher, Flom LLP & Affiliates from May 2001 to March 2004. Mr. Tabar received his Bachelor of Arts from Oxford University in 2000 and received his Master of Law (LL.M.) from Columbia University School of Law in 2001. He was associate editor of the Columbia Law Business Law Journal in 2000, and is a current member of the New York State Bar Association.

Erke Huang. Mr. Erke Huang has served as Chief Financial Officer since February 2025. Mr. Huang has served as Chief Financial Officer and a director of Bit Digital from October 18, 2019, which positions he continues to hold. He served as Interim Chief Executive Officer from February 2, 2021 until March 31, 2021. Prior thereto, Mr. Huang served as the Co-Founder and Advisor of Long Soar Technology Limited from August 2019 to October 2020 and as the Founder/CEO of Bitotem Investment Management Limited from May 2018. From June 2016 to May 2018, Mr. Huang served as the Investment Manager of Guojin Capital. From August 2015 to May 2016, Mr. Huang served as an Analyst for Zhengshi Capital. Mr. Huang served as a Program Officer of Southwest Jiaotong University from February 2015 to August 2015. From March 2013 to November 2014, Mr. Huang served as Tower Structure Analyst of Crowncastle International. Mr. Huang received his bachelor’s degree in Environmental Engineering from Southwest Jiaotong University in 2011, and received his master’s degree in Civil & Environmental Engineering from Carnegie Mellon University in 2012. Mr. Huang is qualified to serve as a member of our board of directors due to his experience in establishing the Company’s cloud services and AI technology, as well as his overall extensive understanding of our business, operations, finances and growth strategy.

Thomas Sanfilippo. Mr. Sanfilippo has served as the Chief Technology Officer of WhiteFiber since February 2025. He commenced employment as Chief Technology Officer of WhiteFiber AI in September 2024. Prior thereto, from July 2023 until September 2024, he was Senior Director of Paperspace’s existing network, data center and infrastructure teams within Digital Ocean. From December 2015 until Paperspace was acquired by Digital Ocean in July 2023 he was leader of Paperspaces’s core GPU Computer Cloud and Gradient AI/ML Platform technical organizations. Prior thereto, from January 2015 until September 2016, he was a senior Architect for Kaseya. From 2014 until 2017, he was Chairman of the Board of Directors of Artisan Asylum. There he worked on long-term growth and health of a non-profit community workspace and education center. From June 2012 to April 2014 he was Principal Software Development Engineer and from 2006 to 2012 he was Principal Group Development Manager at Microsoft. He began his career in 1986 with a degree in majors in physics, mathematics and philosophy from The Ohio State University.

Billy Krassakopoulos. Mr. Krassakopoulos has served as President of WhiteFiber since February 2025. He has served as Chief Executive Officer of Enovum since its formation on July 13, 2023. He will continue to serve in that position with WhiteFiber. Billy has more than 20 years experience in the data center and managed hosting industry. He founded Netintelligent Hosting Services in 2002, and the company was sold to Estruxture Data Centers in 2016. Subsequent to the acquisition of Netintelligent Hosting Services, he was a Vice President at Estruxture Data Centers. His experience and dedication to advancing the tech landscape drive his ongoing commitment to excellent services and growth in the datacenter sector.

Ichi Shih. Ms. Ichi Shih has served as an independent director of WhiteFiber since October 10, 2024. Ms. Shih was elected to serve as an independent director of Bit Digital at the September 4, 2020 Annual General Meeting, and has experience in financial management, M&A transactions, and capital market transaction across several global regions. This extensive experience, as well as her involvement in the Company’s business and finances since our inception, qualifies her to serve on our board of directors. From 1998 to 1999, she worked as a Financial Analyst of Goldman Sachs & Co. in New York. From 2007 to 2009, she worked as Vice President of Brean Murray & Carret in New York. From 2009 to 2011, she worked as CFO of China Valves Technologies, Inc. in both Hong Kong and the U.S. From 2012 to 2014, she worked as Senior Vice President of Glory Sky Capital in Hong Kong. In 2015, she worked as Listing Advisor of Nasdaq Dubai in Dubai and Shanghai. From 2016 to 2017, she worked as CFO of Cubetech Global Assets in Beijing. From 2017 to 2018, she worked as CFO of ProMed Pharma in Beijing. Since 2018, she has worked as a Partner of Cathay Securities, Inc. in Beijing and New York. Ms. Shih received her Bachelor’s degree in Accounting and International Business from Stern School of Business at New York University in 1995 and Master’s degree in International Finance and Business from School of International and Public Affairs at Columbia University in 2002. Ms. Shih holds a CPA Certificate from American Institute of Certified Public Accountants.

Jiashu (Bill) Xiong. Jiashu (Bill) Xiong has served as an independent director of WhiteFiber since October 10, 2024. Mr. Xiong served as IT Director of Bit Digital Canada, Inc. from October 2023 to January 2026, and a director of Bit Digital from October 2023 to January 2026 when he resigned from all positions with Bit Digital. He previously served on the Board of Bid Digital, Inc. and as the IT/DevOps Tech Lead for the Agricultural Bank of China’s Canada branch from February 2018 to March 2023. Xiong received a bachelor’s degree in Computer Science and Software Engineering from the University of Victoria. Mr. Xiong is qualified to serve as a member of our board of directors due to his educational background and experience in our business since its formation.

David Andre. David Andre was appointed to serve as a director of WhiteFiber upon the commencement of trading of our Ordinary Shares on the Nasdaq Capital Market on August 7, 2025. Mr. Andre has been since February 12, 2020 Chief Science Officer at X, The Moonshot Factory (formerly Google X). He co-founded several companies, including Cerebellum Capital, which was an asset management company powered by an auto-ML system that discovered trading strategies. Mr. Andre also invested in and advised a number of startups in the data science, blockchain, and wearables space. He previously worked at BodyMedia, where he led the ML team and several advanced development projects. Over the years Mr. Andre has helped start a number of other businesses. Mr. Andre has received his BS Symbolic Systems, BA Psychology from Stanford University in 1994 and completed his official education at UC Berkeley (2003: PhD EECS with a focus on Artificial Intelligence). Mr. Andre is qualified to serve as a member of our board of directors due to his experience as a co-founder of several companies and taking them to the next level, as well as extensive experience in AI throughout his career.

Pruitt Hall. Pruitt Hall was appointed to serve as a director of WhiteFiber upon the commencement of trading of our Ordinary Shares on the Nasdaq Capital Market on August 7, 2025. Mr. Hall has served as Director, Mission Critical Services, Kirkland, Inc. in High Point, North Carolina since September 2008. There, he serves as a full-time career adjunct as AI infrastructure designer/builder/commissioning agent for data center clients. He is presently working with clients assisting in all phases of technology implementation from an infrastructure standpoint. From 1997 to 2008 he was Director of Technology Services, SSASE/Falk Integrated Technologies, Greensboro, North Carolina. Mr. Hall was made a Data Center Energy Practitioner, by the US Department of Energy in November 2017. Mr. Hall is qualified to serve as a member of our board of directors due to his extensive experience in infrastructure and data center services.

Terms of Directors and Officers

Our officers are elected by and serve at the discretion of the Board. Our directors are not subject to a set term of office and hold office until the next general meeting (unless re-appointed by ordinary resolution at such annual general meeting) or such time as they resign, are removed from office by ordinary resolution or otherwise ceases to be eligible to be a director of the Company pursuant to our A&R M&A. A director will be removed from office automatically if, among other things, the director becomes bankrupt or makes any arrangement or composition with his creditors generally or is found to be or becomes of unsound mind.

Director and Officer Indemnification Agreements

We intend to enter into separate indemnification agreements with our directors and executive officers that may be broader than the specific indemnification provisions contained in our A&R M&A. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, liabilities, fines, penalties and amounts paid in settlement incurred by a director or executive officer in any action, suit, or proceeding arising out of their services as one of our directors or executive officers.

The Board of Directors and Board Committees

Composition of Board; Risk Oversight

The WhiteFiber Board of Directors consists of five directors. There are no family relationships between any of our executive officers and directors. Our Board will hold meetings on at least a quarterly basis. There are no arrangements or understandings pursuant to which our directors are selected or nominated.

There is no formal requirement under the A&R M&A mandating that we hold an annual general meeting however we intend to hold annual general meetings.

The Board will also dedicate time to review and consider the relevant risks that need to be addressed at the time of any Board meeting. In addition to the full Board, the Audit Committee will play an important role in the oversight of our risk management processes, as well as assessing our major financial risk exposures. The Compensation Committee is charged with reviewing our compensation policies and practices and confirming that they do not encourage risk taking in a manner that would have a material adverse impact on us. The Nominating and Corporate Governance Committee will be responsible for overseeing risks related to our governance processes. Each of the Board’s committees will report its findings to the full Board for consideration.

Director Independence

A majority of the WhiteFiber board of directors is composed of directors who are “independent” as defined by the rules of Nasdaq and the Corporate Governance Guidelines, as described more fully below. An “independent director” is defined generally under the Nasdaq Rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

WhiteFiber will seek to have all of its non-management directors qualify as “independent” under these standards. In making this determination, the WhiteFiber board of directors will consider all relevant facts and circumstances. The Corporate Governance Guidelines includes a list of all categories of material relationships affecting the determination of a director’s independence. Any relationship that falls below a threshold set forth in the Corporate Governance Guidelines, or is not otherwise listed in the Corporate Governance Guidelines, and is not required to be disclosed under Item 404(a) of SEC Regulation S-K, will be deemed to be an immaterial relationship.

The WhiteFiber board of directors will assess on a regular basis, and at least annually, the independence of directors and, based on the recommendation of the Nominating and Corporate Governance Committee, will make a determination as to which members are independent. The WhiteFiber board of directors has determined that each of Ichi Shih, Jiashu (Bill) Xiong, and David Andre satisfy the director independence criteria of the Nasdaq Listing Rules.

Board Committees

The standing committees of our board consist of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the committees of the Board has the composition and responsibilities described below.

The Audit Committee is responsible for overseeing the accounting and financial reporting processes of our Company and audits of the financial statements of our Company, including the appointment, compensation and oversight of the work of our independent auditors. The Compensation Committee is responsible for reviewing and making recommendations to the board regarding our compensation policies for our officers and all forms of compensation, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The Nominating Committee is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other governance issues. The Nominating Committee considers diversity of opinion and experience when nominating directors.

Audit Committee

The Audit Committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-party transactions.

Our Audit Committee is comprised of Ms. Ichi Shih, serving as Chair of the Audit Committee and includes, as members, David Andre, Pruitt Hall and Jiashu (Bill) Xiong. Our board has affirmatively determined that each of the members of the Audit Committee except Pruitt Hall meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. In addition, our board has determined that Ms. Ichi Shih qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the Nasdaq rules.

Our Audit Committee has a written charter, available on our website.

Compensation Committee

The Compensation Committee is responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors;

●	reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee is comprised of Ichi Shih, David Andre, Pruitt Hall and Jiashu (Bill) Xiong, with Mr. Hall serving as Chair of the Compensation Committee.

Our Compensation Committee has a written charter, available on our website.

Nominating and Corporate Governance Committee

The Nominating Committee is responsible for, among other matters:

●	selecting or recommending for selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management.

Our Nominating Committee is comprised of Ichi Shih, David Andre, Pruitt Hall and Jiashu (Bill) Xiong with Jiashu (Bill) Xiong serving as Chair of the Nominating Committee.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. The corporate secretary will promptly forward all such letters to the members of the Nominating Committee.

Our Nominating and Corporate Governance Committee has a written charter, available on our website.

Code of Business Conduct and Ethics

We have adopted a new Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our chief executive officer and chief financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website at https://www.whitefiber.com/investors. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

Insider Trading Policy and Procedures

The Company has adopted an insider trading policy and related procedures that govern the purchase, sale, and other dispositions of Company securities by directors, officers, and employees. This policy is designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. The Company recognizes its obligation to comply with all applicable laws and regulations regarding its own transactions in Company securities. The Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) shareholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act during the fiscal year ended December 31, 2025 through the date of this Annual Report, except for Thomas Sanfilippo, who filed a Form 5 on February 6, 2026, which was subsequently amended on February 12, 2026, to report ordinary shares issued upon the vesting of RSUs on October 31, 2025 under the Company’s 2025 Omnibus Equity Incentive Plan that were granted on September 11, 2025 and not previously reported on Form 4.

Item 11. Executive Compensation

Executive Compensation Overview

Our “named executive officers,” consisting of our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer), as of December 31, 2025, were:

●	Sam Tabar, our Chief Executive Officer;

●	Erke Huang, our Chief Financial Officer; and

●	Billy Krassakopoulos, our President and the Chief Executive Officer of Enovum.

The following table sets forth the cash and non-cash compensation awarded to, earned by or paid to each of the named executive officers for their services to WhiteFiber during the fiscal year ended December 31, 2025.

	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)(8)	Total ($)
Sam Tabar, Chief Executive Officer (1)	2025	$420,667	(4)	$—	3,858,145	(5)	$—	$4,278,812
Erke Huang, Chief Financial Officer (2)	2025	$460,000	(4)	$—	3,760,645	(5)	$1,666	$4,222,311
Billy Krassakopoulos, President of WhiteFiber and Chief Executive Officer of Enovum (3)	2025	$163,609	(6)	$10,941	2,951,350	(7)	$10,941	$3,136,841

(1)	Mr. Tabar serves as Chief Executive Officer of Bit Digital. On August 8, 2025, upon completing the IPO, Mr. Tabar began to serve as the Chief Executive Officer of WhiteFiber.

(2)	Mr. Huang serves as Chief Financial Officer of Bit Digital. On August 8, 2025, upon completing the IPO, Mr. Huang began to serve as the Chief Finance Officer and a director of WhiteFiber.

(3)	Mr. Krassakopoulos began to serve as President of WhiteFiber in February 2025 and has served as Chief Executive Officer of Enovum since its formation on July 13, 2023.

(4)	Represents (i) with respect to the period of time prior to the IPO, that portion of the named executive’s officer’s base salary, pursuant to the named executive officer’s employment agreement, allocated to WhiteFiber by Bit Digital and (ii) with respect to the period of time following the IPO, the fee payable by WhiteFiber to Bit Digital under the Transition Services Agreement for the named executive officer’s services.

(5)	Amounts represent (i) the portion allocated to WhiteFiber by Bit Digital of the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”), of Bit Digital RSUs granted to Messrs Tabar and Huang under Bit Digital’s equity incentive plans in 2025, equivalent to $2,043,151 and $1,945,651, respectively, and (ii) the aggregate grant date fair value, computed in accordance with ASC 718, of WhiteFiber RSUs granted to Messrs Tabar and Huang under WhiteFiber’s equity incentive plan, equivalent to $1,814,994 and $1,814,994 respectively. See Note 2 to Bit Digital’s and WhiteFiber’s financial statements for fiscal year 2025 for details on the assumptions used to determine the grant date fair value of these awards.

(6)	Represents the named executive officer’s base salary earned for the fiscal year shown.

(7)	Represents (i) the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”), of Bit Digital RSUs granted to Mr. Krassakopoulos under Bit Digital’s equity incentive plans in 2025, equivalent to $2,659,390, and (ii) the aggregate grant date fair value, computed in accordance with ASC 718, of WhiteFiber RSUs granted to Mr. Krassakopoulos under WhiteFiber’s equity incentive plan, equivalent to $291,961.

(8)	The amounts reported in this column reflect director fees for Mr. Huang and Registered Retirement Savings Plan matching contributions for Mr. Krassakopoulos.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our named executive officers’ compensation for 2025 as reflected in the Summary Compensation Table above as well as discussion of the named executive officers’ employment arrangements.

Chief Executive Officer and Chief Financial Officer

Salary

As described below under “—Employment Agreement of Chief Executive Officer” and “—Employment Agreement of Chief Financial Officer,” Messrs. Tabar and Huang receive a base salary from Bit Digital pursuant to their employment agreements. For the period of time prior to the IPO, Bit Digital allocated a portion of the expense to WhiteFiber, which is reflected in the Salary column of the Summary Compensation Table.

Equity Awards

As described below under “—Employment Agreement of Chief Executive Officer,” Mr. Tabar receives Bit Digital RSUs based on performance determined by the Board of Directors of Bit Digital, and as described below under “—Employment Agreement of Chief Financial Officer,” Mr. Huang is eligible to receive equity awards pursuant to terms determined by the Board of Directors of Bit Digital. Prior to the IPO, the Board of Directors of Bit Digital granted Messrs. Tabar and Huang Bit Digital RSUs and allocated a portion of the expense to WhiteFiber, which is included in the Stock Awards column of the Summary Compensation Table.

In connection with the consummation of the IPO, on August 8, 2025, the Board of Directors of WhiteFiber granted 88,235 WhiteFiber RSUs to each of Messrs. Tabar and Huang, which RSUs immediately vested. The amounts shown in the Stock Awards column of the Summary Compensation Table include these grants.

Employment Agreement of Chief Executive Officer

Mr. Tabar has been employed by Bit Digital pursuant to an Employment Agreement, effective March 31, 2021. Pursuant to Amendment No.2 to the Employment Agreement dated as of March 14, 2023, Bit Digital extended the term of the Employment Agreement until March 31, 2025. The term of employment was deemed automatically renewed and extended on March 31, 2025 upon the same terms and conditions for a period of one year through March 31, 2026. Mr. Tabar is being compensated at the rate of $500,000 per annum and is entitled to receive Bit Digital RSUs based on performance determined by the Board of Directors of Bit Digital. Mr. Tabar is eligible for a cash bonus each calendar year based upon a bonus program established by the Board of Directors of Bit Digital, will be reimbursed for reasonable business expenses, be reimbursed for the cost of a life insurance policy having a face amount of $2,000,000 and be eligible to participate in welfare plans reasonably acceptable to him. In 2025, the Company did not reimburse any amounts for such life insurance.

The agreement provides that Bit Digital could not terminate the agreement anytime before the second anniversary of the March 31, 2023 amendment (i.e., before March 31, 2025) except for Cause (as defined in the Employment Agreement). In the event that Mr. Tabar’s employment was terminated by Bit Digital without Cause commencing two years from the date of the March 31, 2023 amendment (i.e., after March 31, 2025), or at any time by Mr. Tabar for Good Reason (as defined in the Employment Agreement), or as a result of expiration of the Employment Period (as defined in the Employment Agreement) by reason of Bit Digital’s issuance of a Non-Renewal Notice ( as defined in the Employment Agreement), Bit Digital was required to pay and/or provide Mr. Tabar with a single lump sum cash amount on the next regularly scheduled payroll date following his date of termination, in an amount equal to the number of years employed by Bit Digital (or fraction thereof) plus two multiplied by one month of Base Salary with a minimum of six months Base Salary at all times during the Employment Period.

If any of the payments or benefits provided or to be provided to Mr. Tabar constitute parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, and will subject him to the excise tax imposed under Section 4999 of the Code, then Bit Digital shall pay Mr. Tabar a gross-up payment equal to the sum of the excise tax payable by Mr. Tabar, plus the amount necessary to put him in the same after-tax position (taking into account any and all applicable federal, state, local and foreign income, employment and taxes (including the excise tax and any income and employment taxes imposed on the gross-up payment)) that he would have been in if he had not incurred any tax liability under Section 4999 of the Code.

Mr. Tabar has agreed to hold, both during and after the termination or expiry of his employment agreement, in strict confidence and not to use, except as required in the performance of his duties in connection with the employment or pursuant to applicable law, any of Bit Digital’s confidential information or trade secrets, any confidential information or trade secrets of Bit Digital’s clients or prospective clients, or the confidential or proprietary information of any third party received by Bit Digital and for which Bit Digital has confidential obligations. Mr. Tabar has also agreed to assign all right, title and interest (including, but not limited to, patents and trademarks) in all inventions and designs which he conceives, develops or reduces to practice during his employment with Bit Digital.

In addition, Mr. Tabar has agreed to be bound by non-competition and non-solicitation restrictions during the term of his employment. Specifically, Mr. Tabar has agreed not to (i) approach Bit Digital’s suppliers, clients, customers or contacts or other persons or entities introduced to him in his capacity as a representative of Bit Digital for the purpose of doing business with such persons or entities that will harm Bit Digital’s business relationships with these persons or entities; or (ii) seek directly or indirectly, to solicit the services of any of Bit Digital’s employees who is employed by Bit Digital on or after the date of his termination, or in the year preceding such termination, without the Company’s express consent.

On March 25, 2026, Bit Digital and Mr. Tabar entered into Amendment No. 3 to the Employment Agreement. Pursuant to Amendment No. 3, the term of Mr. Tabar's employment has been extended until March 31, 2027. The term of employment shall, for additional one year terms beginning on March 25, 2026, be deemed automatically renewed and extended upon the same terms and conditions, unless either party provides written notice of its intention not to renew at least ninety (90) calendar days prior to the expiration of the then-current term.

Employment Agreement of Chief Financial Officer

On October 28, 2022, Bit Digital and Erke Huang entered into an employment agreement pursuant to which Bit Digital provided Mr. Huang with a base salary of $60,000 per annum as Chief Financial Officer of Bit Digital. In connection with a change in senior management of Bit Digital, Mr. Huang’s base salary was increased to $600,000, with such compensation commencing on March 10, 2023. The agreement is for a term of two years and will renew automatically for one-year terms when not terminated by either party. Mr. Huang is eligible for bonuses as determined by the Board and eligible to participate in equity incentive plans of Bit Digital. Bit Digital shall also reimburse Mr. Huang for reasonable and approved expenses incurred by him in connection with the performance of his duties under his employment agreement. Mr. Huang is subject to a one-year non-competition and non-solicitation covenant from the date of termination of employment for any reason.

Bit Digital may terminate Mr. Huang without cause, at any time, upon one month prior written notice. Upon termination without cause, Bit Digital shall provide: (1) a cash payment equal to one month’s then base salary; (2) a pro-rated amount of his target annual bonus for the year immediately preceding such termination; (3) payment of premiums for the next 12 months under Bit Digital’s Health Plans; and (4) immediate vesting of 100% of then outstanding equity awards.

In the event Mr. Huang’s employment is terminated by the Bit Digital or a successor upon a merger, consolidation or sale of substantially all the assets of the Bit Digital he shall be entitled to: (1) a cash payment equal to one month’s then base salary; (2) a pro-rated amount of his target annual bonus for the year immediately preceding such termination; (3) payment of premiums for the next 12 months under Bit Digital’s Health Plans; and (4) immediate vesting of 100% of then outstanding equity awards.

Mr. Huang may terminate his employment at any time with a one-month prior written notice to Bit Digital if (1) there is a material reduction in Mr. Huang’s authority, duties and responsibilities, or (2) there is a material reduction in Mr. Huang’s annual salary. Upon Mr. Huang’s termination of employment due to either of the above reasons, Bit Digital shall provide compensation to Mr. Huang equivalent to one month of base salary that he is entitled to immediately prior to such termination. In addition, Mr. Huang may resign prior to the expiration of the agreement if such resignation is approved by the Board of Directors of Bit Digital or an alternative arrangement with respect to employment is agreed to by the Board of Directors.

Director Agreement of Chief Financial Officer

Bit Digital shall also reimburse Mr. Huang for reasonable and approved expenses incurred by him in connection with the performance of his duties as a director of Bit Digital under a Director Agreement. Under the Director Agreement, Mr. Huang is entitled to a fee of $1,000 payable the first week of every calendar quarter and is subject to a one-year non-competition covenant and a three-year non-solicitation covenant.

Transition Services Agreement

The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after the IPO, including certain services provided by Messrs. Tabar and Huang. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officers of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. Pursuant to the Transition Services Agreement, following the IPO, WhiteFiber pays Bit Digital a monthly fee for Executive Support, which includes approximate monthly fee of $25,800 and $29,000 for the services of Messrs. Tabar and Huang, respectively, which may vary from month to month. For additional information regarding the Transition Services Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence. – Agreements with Bit Digital – Transition Services Agreement.”

President and the Chief Executive Officer of Enovum

Salary

Mr. Krassakopoulos receives a salary intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities. As described below under “—Employment Agreement” Mr. Krassakopoulos’s salary is CAD $300,000.

Discretionary Bonus

Mr. Krassakopoulos received a discretionary bonus of CAD $15,000 for 2025, as determined by the CFO of WhiteFiber, based on individual performance.

Equity Awards

Prior to the IPO, Mr. Krassakopoulos was eligible to receive Bit Digital equity awards pursuant to terms determined by the Board of Directors of Bit Digital, and, in connection with that, the Board of Directors of Bit Digital granted Mr. Krassakopoulos 1,094,399 Bit Digital RSUs which is included in the Stock Awards column of the Summary Compensation Table. Additionally, in connection with the consummation of the IPO, on August 8, 2025, the Board of Directors of WhiteFiber granted Mr. Krassakopoulos 2,635 WhiteFiber RSUs, which RSUs have time vesting conditions. The amounts shown in the Stock Awards column of the Summary Compensation Table include these grants.

Employment Agreement

In connection with the acquisition of Enovum by a subsidiary of Bit Digital, Enovum entered into an employment agreement with Mr. Krassakopoulos to be the chief executive officer of Enovum for an indefinite term. The agreement provides for a base salary of CADS $300,000, reimbursement of legitimate business expenses, 4-weeks of vacation per year and participation in benefit plans provided to similarly-situated employees.

Under the agreement, Enovum may terminate Mr. Krassakopoulos’ employment for any act or omission (or series thereof) which constitutes serious reason for termination of employment without prior notice or pay in lieu thereof under the Civil Code of Quebec (“Cause”) and his only entitlements under this agreement will be earned but unpaid base salary and accrued but unused vacation through to the termination date, as well as reimbursement of any unpaid reasonable business expenses incurred in accordance with the agreement prior to the termination date.

If Mr. Krassakopoulos’ employment is terminated by Enovum without Cause, Enovum will provide him with (a) a lump sum payment equal to twelve (12) months of base salary, subject to all withholdings and deductions as required by law, and conditional on him signing a full and final release in favor of Enovum and its affiliates, and (b) any earned but unpaid base salary and accrued but unused vacation through to the termination date, as well as reimbursement of any unpaid reasonable business expenses incurred in accordance with the agreement prior to the termination date. Mr. Krassakopoulos agrees to give Enovum 30 days’ notice of resignation.

WhiteFiber RSU Agreement

Mr. Krassakopoulos is party to a Restricted Stock Award Agreement, dated August 6, 2025, with WhiteFiber (the “WhiteFiber RSU Agreement”), which provides for the award of performance RSUs on terms that are substantially equivalent to the terms of a Restricted Stock Award Agreement, dated October 11, 2024, with Bit Digital (the “Bit Digital RSU Agreement”). The Bit Digital RSU Agreement provided that upon the occurrence of certain transactions involving WhiteFiber, the awards granted under the Bit Digital RSU Agreement would be converted in a manner intended to preserve their aggregate intrinsic value, such as vesting dates and award conditions, into awards of WhiteFiber. In connection with the IPO, WhiteFiber entered into the WhiteFiber RSU Agreement to give effect to the terms of the Bit Digital RSU Agreement.

Subject to the terms and conditions of the WhiteFiber, Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”) and the WhiteFiber RSU Agreement and Mr. Krassakopoulos being actively employed, Mr. Krassakopoulos has the opportunity to earn additional compensation in the form of vested performance RSUs tied to Enovum’s achievement of Growth EBITDA associated with new data center sites (“2025+ Bonus RSUs”).

For 2025 and thereafter 2025+ Bonus RSUs will vest based upon increases in Growth EBITDA, which refers to increases in monthly annualized EBITDA as compared with the amounts as of every six months prior, derived from Enovum customer revenue associated with any new data centers. Mr. Krassakopoulos earns 2025+ Bonus RSUs equal to 4% of the incremental Growth EBITDA, up to a maximum of CAD $4 million of 2025+ Bonus RSUs, subject to certain exceptions.

Mr. Krassakopoulos remains eligible to receive 2025+ Bonus RSUs in the event of: (1) his death or disability; or (2) the termination of his employment (other than for cause), where such termination occurs after a measurement date but before the applicable award date.

During 2025, Mr. Krassakopoulos earned 15,624 2025+ Bonus RSUs pursuant to the terms of the WhiteFiber RSU Agreement.

Potential Payments Upon Termination or Change in Control

Employment Agreements

Please see the descriptions of the named executive officers’ employment agreements above under “Narrative Disclosure to Summary Compensation Table—Chief Executive Officer and Chief Financial Officer—Employment Agreement of Chief Executive Officer,” “Narrative Disclosure to Summary Compensation Table—Chief Executive Officer and Chief Financial Officer—Employment Agreement of Chief Financial Officer,” and “Narrative Disclosure to Summary Compensation Table— President and the Chief Executive Officer of Enovum—Employment Agreement.”

WhiteFiber RSU Agreement

Mr. Krassakopoulos remains eligible to receive 2025+ Bonus RSUs in the event of: (1) his death or Disability; or (2) the termination of his employment (other than for cause), where such termination occurs after a measurement date but before the applicable award date.

2025 Plan

Generally under the 2025 Plan, and subject to limited exceptions, if WhiteFiber undergoes certain corporate transactions such as a merger, consolidation, or a sale of substantially all of the WhiteFiber ordinary shares, all outstanding awards under the plan will be addressed as follows: unless the surviving company assumes or replaces an outstanding award with an equivalent award, unvested awards will be canceled at the time the transaction closes (unless the committee under the 2025 Plan chooses to accelerate vesting). With respect to vested awards, the committee under the 2025 Plan may either (i) allow participants to exercise vested options and stock appreciate rights (“SARs”) within a reasonable period before the transaction closes, with any unexercised options or SARs canceled upon closing, or (ii) cancel all such vested awards in exchange for a payment of cash, securities or other payment equal to the value the participant would have received had the awards been settled or exercised immediately before closing (net of any applicable exercise price).

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes equity awards held by our named executive officers as of December 31, 2025.

		Option Awards				Stock Awards
	Grant	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not		Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not		Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not
Name	Date	Exercisable	Un-exercisable	Price ($)	Date	Vested		Vested ($)	Vested		Vested
Samir Tabar						-		-	-		-
Erke Huang						-		-	-		-
Billy Krassakopoulos	8/6/2025(1)					1,881	(2)	$29,720	-
	8/6/2025(1)					-		-	15,624	(3)	$2,46,858

(1)	Prior to the IPO, Mr. Krassakopoulos held RSUs and performance RSUs granted by Bit Digital, which were exchanged in connection with the IPO for the WhiteFiber RSUs and 2025+ Bonus RSUs reflected in this table.
(2)	Reflects RSUs issued pursuant to the 2025 Plan. The RSUs vest in 12 quarterly installments.
(3)	Reflects a representative amount of the 2025+ Bonus RSUs issued pursuant to the 2025 Plan based on the previous fiscal year’s performance. The 2025+ Bonus RSUs vest in accordance with the terms of the WhiteFiber RSU Agreement. See the WhiteFiber RSU Agreement for discussion of the maximum number for the 2025+ Bonus RSUs that Mr. Krassakopoulos can earn.

Equity Award Timing Policy

The Compensation Committee of WhiteFiber may approve equity awards during the quarterly board meetings from time to time. WhiteFiber does not time the grant of equity awards, or the release of material nonpublic information, to benefit award recipients. During 2025, WhiteFiber did not grant equity awards to the named executive officers during the period beginning four business days before and ending one business day after the filing of a periodic report or a Form 8-K disclosing material nonpublic information.

Director Compensation

The following discussion sets forth the compensation awarded to, earned by or paid to each person who served as a non-employee director of WhiteFiber during 2025. See above under ““—Executive Compensation Overview” for information concerning all compensation paid to Mr. Huang as Chief Financial Officer and a Director of WhiteFiber.

Director Agreements

WhiteFiber entered into a Director Agreement with Ichi Shih on May 30, 2025, with an effective date of September 12, 2024, as amended on August 6, 2025. Under the agreement, Ms. Shih serves as an independent member of the Board of Directors and Chair of the Audit Committee. Ms. Shih is compensated $4,000 per year, paid on a quarterly basis. Upon the commencement of trading of WhiteFiber’s ordinary shares on the Nasdaq Capital Market, Ms. Shih was issued WhiteFiber restricted ordinary shares with an aggregate value of $120,000. Ms. Shih is also eligible for the grant of equity compensation at the discretion of the Board of Directors of WhiteFiber or a compensation committee thereof, and is reimbursed for reasonable expenses, including travel expenses for in-person meetings. The agreement terminates after the earliest of (i) one year or the next Annual Meeting of Shareholders, (ii) death, (iii) mutual agreement of WhiteFiber and Ms. Shih, (iv) resignation by Ms. Shih if continued service conflicts with her fiduciary obligations or (v) otherwise in accordance with WhiteFiber’s articles of association. In September 2025, Ms. Ichi Shih was allocated a one-time cash bonus of $30,000 in connection with the Company’s initial public offering, which was provided in recognition of her performance to the IPO process and was made in accordance with the compensation terms applicable to directors.

WhiteFiber entered into a Director Agreement with Xiashu (Bill) Xiong on June 4, 2025, with an effective date of September 12, 2024. Mr. Xiong is compensated $4,000 per year, paid on a quarterly basis. Mr. Xiong’s agreement does not provide for an upfront equity grant or a severance entitlement upon termination. Mr. Xiong is eligible for the grant of equity compensation at the discretion of the Board of Directors of WhiteFiber or a compensation committee thereof, and is reimbursed for reasonable expenses, including travel expenses for in-person meetings. The agreement terminates after the earliest of (i) one year or the next Annual Meeting of Shareholders, (ii) death, (iii) mutual agreement of WhiteFiber and Mr. Xiong, (iv) resignation by Mr. Xiong if continued service conflicts with his fiduciary obligations or (v) otherwise in accordance with WhiteFiber’s articles of association.

WhiteFiber entered into a Director Agreement with David Andre on April 15, 2025, effective upon the effective date of WhiteFiber’s S-1 registration statement for the IPO. Under the agreement, Mr. Andre serves as an independent member of the Board of Directors. Mr. Andre is compensated $10,000 per month, and received a grant of $250,000 in Bit Digital RSUs pursuant to the Bit Digital Omnibus Equity Incentive Plan, vesting quarterly over a one-year period from the date of grant. In the event the agreement is terminated for any reason other than cause, Mr. Andre is entitled to six months’ severance consisting of both the director’s fee of $60,000 and six months’ of his RSUs. Mr. Andre is also eligible for the grant of additional equity compensation at the discretion of the Board of Directors of WhiteFiber or a compensation committee thereof, and is reimbursed for reasonable expenses, including travel expenses for in-person meetings. Upon the Effective Date, Mr. Andre’s Advisory Agreement with Bit Digital dated February 24, 2024 automatically terminated. The agreement terminates after the earliest of (i) one year, subject to re-election by a majority of shareholders, with Bit Digital, as majority shareholder, agreeing to vote its shares in favor of Mr. Andre’s re-election, (ii) death, (iii) mutual agreement of WhiteFiber and Mr. Andre and (iv) resignation by Mr. Andre if continued service conflicts with his fiduciary obligations.

WhiteFiber entered into a Director Agreement with Pruitt Hall on May 5, 2025, effective upon the effectiveness of trading on the Nasdaq Capital Market. Under the agreement, Mr. Hall serves as an independent member of the Board of Directors. Mr. Hall is compensated $150,000 per annum, paid on a quarterly basis. In the event the agreement is terminated for any reason other than for cause, Mr. Hall is entitled to three months’ severance, consisting of the director’s fees of $37,500. Mr. Hall is also eligible for the grant of equity compensation at the discretion of the Board or a compensation Committee thereof, and is reimbursed for reasonable expenses including travel expenses for in-person meetings. The agreement terminates after the earliest of (i) one year, subject to re-election by a majority of shareholders, with Bit Digital, as majority shareholder, agreeing to vote its shares in favor of Mr. Hall’s re-election, (ii) death, (iii) mutual agreement of WhiteFiber and Mr. Hall and (iv) resignation by Mr. Hall if continued service conflicts with his fiduciary obligations. In August 2025, we entered into a Professional Services Agreement (“PSA”) with Mr. Hall pursuant to which he provides consulting services in connection with the construction of the NC-1 facility. Under the PSA, the Company pays consulting fees ranging from $162 to $312 per hour, depending on the level of consultant involved, subject to a minimum of four hours, plus travel expenses, for the time spent on site. The PSA may be terminated by either party upon thirty days prior written notice. For the year ended December 31, 2025, the Company incurred $14,000 of consulting expenses under the PSA.

Director Compensation Table

The following table sets forth compensation awarded to, earned by or paid to each person who served as a non-employee director of WhiteFiber during 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Ichi Shih	$1,666	$120,000	$30,000	(2)	$151,666
Jiashu (Bill) Xiong	$1,666	$—	$—		$1,666
David Andre	$48,000	$237,838	$32,000	(3)	$317,838
Pruitt Hall	$62,500	$—	$51,500	(3)(4)	$114,000

(1)	Amounts represent (i) the grant date fair value, computed in accordance with ASC 718, of WhiteFiber restricted ordinary shares granted to Ms. Shih and (ii) the grant date fair value, computed in accordance with ASC 718, of Bit Digital RSUs granted to Mr. Andre. See Note 2 to Bit Digital’s and WhiteFiber’s financial statements for fiscal year 2025 for details on the assumptions used to determine the grant date fair value of these awards.
(2)	Amount represents a cash bonus granted in connection with the consummation of the IPO.
(3)	Amounts represent the fees paid to Messrs Andre and Hall prior to the consummation of the IPO on August 8, 2025 pursuant to their agreements with WhiteFiber
(4)	Amount includes consulting fees paid to Mr. Hall pursuant to the PSA between his consulting firm and WhiteFiber. For additional information regarding the PSA, see “Item 13. Certain Relationships and Related Transactions, and Director Independence. – Agreements with Directors.”

The following table lists all outstanding WhiteFiber equity awards held by WhiteFiber’s non-employee directors as of December 31, 2025:

Name	Stock Awards (#)
Ichi Shih	None
Jiashu (Bill) Xiong	None
David Andre	None
Pruitt Hall	None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth beneficial ownership of Ordinary Shares by:

●	each person who is known to be the beneficial owner of more than 5% of the outstanding Ordinary Shares;

●	each of our current named executive officers and directors; and

●	all executive officers and directors, as a group.

The information below is based on an aggregate of 38,365,362 Ordinary Shares issued and outstanding as of March 1, 2026. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options, warrants, and other derivative securities that are currently exercisable or exercisable within 60 days. In the table below, shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, percentages presented in the table may not sum to 100%.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name of Beneficial Owner	Ordinary Shares	Percentage
Directors and Executive Officers(1)
Sam Tabar	147,058	*
Erke Huang	88,235	*
Billy Krassakopoulos(2)	25,546	*
Ichi Shih	7,059	*
Jiashu (“Bill”) Xiong	—	—%
David Andre	588	*
Pruitt Hall	—	—%
Directors and Executive Officers as a Group of Eight Individuals	268,486	* %
5% or Greater Shareholder
Bit Digital, Inc.(3)	27,043,750	70.5%

*	Represents beneficial ownership or outstanding total voting power, as applicable of less than 1 percent.
(1)	Unless otherwise stated, the business address of each of the individuals or entities is c/o WhiteFiber, Inc., 31 Hudson Yards, Floor 11, Suite 30, New York, NY 10001.
(2)	Does not include 1,881 RSUs which vest in equal quarterly installments from January 1, 2026 through December 31, 2028.
(3)	The address of Bit Digital, Inc. is 31 Hudson Yards, Floor 11, Suite 37, New York, New York 10001.

Securities authorized for issuance under equity compensation plans

The following table sets forth certain information at December 31, 2025 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(2)	689,365	-	2,791,396
Total

(1)	This column reflects all ordinary shares underlying 266,783 RSUs granted under the 2025 Plan that were outstanding and unvested as of December 31, 2025, which do not have an exercise price, plus 422,582 2025+ Bonus RSUs that could be granted under the 2025 Plan. This reflects the maximum 2025+ Bonus RSUs that could that could be earned and was calculated using a closing price for the WhiteFiber ordinary shares of $15.80 on December 31, 2025. The 2025+ Bonus RSUs also do not have an exercise price.

(2)	For a discussion of the 2025 Plan, see Part II, “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Plans”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:

●	WhiteFiber or any of its subsidiaries have been or are to be a participant;

●	the amount involved exceeded or will exceed $120,000; and

●	any of its directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Agreements with WhiteFiber Iceland ehf

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial period, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSUs. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services, but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted with GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland.

Agreements with Bit Digital

SAFE

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

Contribution Agreement

Prior to the consummation of the IPO, the Company entered into a Contribution Agreement with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber. The Contribution Agreement became effective of August 6, 2025, when the registration statement for the IPO was declared effective by the SEC.

Transition Services agreement

In addition, prior to the consummation of the IPO, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the registration statement for the IPO. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after the IPO, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. The services being provided include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to.

Guarantees

Bit Digital, Inc. previously issued a guarantee to a third party on behalf of WhiteFiber Iceland ehf, making Bit Digital jointly and severally liable for WhiteFiber Iceland’s payment obligations related to hosting Services fees and electrical costs pursuant to a colocation agreement. On September 25, 2025, the guarantee was assumed by WhiteFiber which became directly responsible for such obligations. Following the assumption, Bit Digital is no longer a guarantor under the agreement.

Allocation of corporate expenses

Prior to the IPO, the Company’s financial statements include Bit Digital’s general corporate expenses which were not historically allocated to the Company for certain support functions provided by Bit Digital. For the purposes of these financial statements, these general corporate expenses have been allocated to the Company. The allocations cover corporate services provided by Bit Digital up to the date of the IPO, including, but not limited to, finance, tax, investor relations, and marketing. After the IPO, some of these services will continue to be provided by Bit Digital on a temporary basis under the Transition Services Agreement. Refer to Note 16. Related Parties in our Notes to consolidated financial statements included elsewhere herein for further information.

Agreements with Director

In August 2025, we entered into a Professional Services Agreement (“PSA”) with Mr. Hall pursuant to which he provides consulting services in connection with the construction of the NC-1 facility. Under the PSA, the Company pays consulting fees ranging from $162 to $312 per hour, depending on the level of consultant involved, subject to a minimum of four hours, plus travel expenses, for the time spent on-site. The PSA may be terminated by either party upon thirty days prior written notice. For the year ended December 31, 2025, the Company incurred $14,000 of consulting expenses under the PSA.

Procedures for Approval of Related Person Transactions

WhiteFiber’s board of directors has adopted a written policy on related person transactions in connection. The policy applies to any transaction subject to the requirements of Item 404(a) of Regulation S-K under the Exchange Act in which WhiteFiber or a WhiteFiber subsidiary is a participant and a related person has a direct or indirect material interest. The policy covers transactions involving WhiteFiber or a WhiteFiber subsidiary in excess of $120,000 in any year in which any director, director nominee, executive officer or greater than five percent beneficial owner of WhiteFiber, or any of their respective immediate family members, has or had a direct or indirect interest, other than solely as a director or less than 10 percent owner, of an entity involved in the transaction. This policy is posted to the corporate governance section of WhiteFiber’s website https://www.whitefiber.com/investors. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

Under this policy, the general counsel must advise the Audit Committee of any related person transaction of which he or she becomes aware. The Audit Committee must then either approve or reject the transaction in accordance with the terms of the policy. In the course of making this determination, the Audit Committee will consider all relevant information available to it, including, as appropriate, take into consideration the size of the transaction and the amount payable to the related person; the nature of the interest of the related person in the transaction; whether the transaction may involve a conflict of interest; the purpose, and the potential benefits to WhiteFiber, of the transaction; whether the transaction was undertaken in the ordinary course of business; and whether the transaction involved the provision of goods or services to WhiteFiber that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to WhiteFiber as would be available in comparable transactions with or involving unaffiliated third parties.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by our principal external auditors, for the periods indicated.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit fees(1)	$276,084	$68,400
Audit related fees(2)	31,500	$-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$307,584	$68,400

The policy of our Audit Committee and our board of directors is to pre-approve all audit and non-audit services provided by our principal auditors, including audit services, audit related services, and other services as described above, other than those for de minimis services, which are approved by the Audit Committee or our board of directors.

As defined by the SEC, (1) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (2) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (3) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

As the Company has a formal Audit Committee, the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal Audit Committee, the Company has Audit Committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
3.2	Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2025).
4.1	Indenture, dated January 26, 2026, between WhiteFiber, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 26, 2026).
4.2	Form of Global Note representing WhiteFiber, Inc.’s 4.500% Convertible Senior Notes due 2031 (included within Exhibit 4.1).
10.1+	WhiteFiber, Inc. 2025 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 29, 2025).
10.2†	Transition Services Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on August 1, 2025).
10.3	Lease dated March 16, 2020 by and between Bedford Storage Limited Partnership and NWorks Management Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.4	First Amendment dated as of February 1, 2021, Second Amendment dated as of March 25, 2022 and Landlord’s Consent to Assign Lease dated March 12, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.5†#	Omnibus Amendment to and Novation of Master Services Agreement and Purchase Order dated of December 12, 2023 with the Issuer’s initial cloud service customer (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.6#	Master Services Agreement and Purchase Order dated of November 9, 2023 with the Issuer’s initial cloud service customer (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.7†	Agreement of Purchase and Sale of 7330 Trans-Canada Highway, Point-Claire, Quebec, Canada (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.8+*	Employment Agreement dated as of March 31, 2021 by and between Bit Digital, Inc. and Sam Tabar, as amended as of January 1, 2022, as of March 31, 2023, and as of March 25, 2026.
10.9+	Employment Agreement dated as of October 28, 2022 by and between Bit Digital, Inc. and Erke Huang as amended on March 10, 2023 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).

10.10†#	Share Purchase Agreement dated October 11, 2024, by and among the Sellers, certain affiliates of the Sellers, the Sellers’ Representatives and 16428380 Canada Inc.(1)
10.11+	Employment Agreement dated as of February 14, 2022 by and between Enovum Data Centers Corp. and Billy Krassakopoulos (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.12+	Employment Agreement dated as of September 13, 2024 by and between Thomas SanFilippo and Bit Digital Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.13	MTL-3 Lease agreement dated April 10, 2025(2)
10.14†	Purchase Agreement dated as of April 10, 2025, by and between Enovum Data Centers and Unifi Manufacturing, Inc.(3)
10.15+	Director Agreement dated as of April 15, 2025, by and between WhiteFiber, Inc. and David Andre (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.16+	Director Agreement dated as of May 5, 2025, by and between WhiteFiber, Inc. and Pruitt Hall (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.17+	Director Agreement dated as of May 14, 2025 by and between WhiteFiber, Inc. and Erke Huang (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.18+*	Amendment to the Director Agreement dated as of August 6, 2025 by and between WhiteFiber, Inc. and Ichi Shih.
10.19+	Director Agreement dated as of June 4, 2025 by and between WhiteFiber, Inc. and Juishi (Bill) Xiong (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.20†	Master Service Agreement dated January 18, 2025, by and between Enovum Data Centers Corp. and Cerebras Wafer Scale UCC (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.21†	Master Service Agreement effective as December 11, 2024, by and between Bit Digital Iceland ehf and Coral Ventures Fund XII (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.22	Capacity Agreement from Duke Energy Carolinas, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.23#	Credit Facilities dated June 18, 2025 among Enovum Data Centers Corp and its subsidiaries and the Royal Bank of Canada (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.24†	Amendment to Real Estate Purchase and Sale Agreement dated as of May 19, 2025 between Enovum Data Centers Corp and Unifi Inc. for NC-1 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).
10.25	Master Services and Lease Agreement dated October 9, 2024, by and between Bit Digital HPC, Inc. and Boosteroid, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).

10.26	Assignment and Assumption Agreement dated as of August 4, 2025 by and among UNIFI Manufacturing, Enovum NC-1 Bidco LLC, and Duke Energy Carolinas LLC, together with Electric Services Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 2025).
10.27	Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.26 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 23, 2025).
10.28	Form of Zero-Strike Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 26, 2026).
10.29*†#	Master Services Agreement, dated November 22, 2025, among Enovum NC-1 Bidco, LLC, Nscale Services US Inc. and Nscale Global Holdings Limited.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries
23.1*	Consent of Audit Alliance LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

#	The Registrant has redacted provisions or terms of this exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the exhibit have been redacted, this exhibit includes a prominent statement on the first page of the exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Exhibit 10.1 Bit Digital, Inc.’s report of foreign private issuer on Form 6-K filed with the SEC on October 17, 2024.

(2)	Incorporated by reference to Exhibit 10.1 to Bit Digital, Inc.’s current report on Form 8-K filed with the SEC on April 15, 2025.

(3)	Incorporated by reference to Exhibit 10.1 to Bit Digital, Inc.’s current report on Form 8-K filed with the SEC on April 16, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITEFIBER, INC.

Date: March 26, 2026	By:	/s/ Sam Tabar
	Name:	Sam Tabar
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sam Tabar	Chief Executive Officer	March 26, 2026
Sam Tabar	(Principal Executive Officer)

/s/ Erke Huang	Chief Financial Officer and Director	March 26, 2026
Erke Huang	(Principal Financial and Accounting Officer)

/s/ Ichi Shih	Director	March 26, 2026
Ichi Shih

/s/ Jiashu (Bill) Xiong	Director	March 26, 2026
Jiashu (Bill) Xiong

/s/ David Andre	Director	March 26, 2026
David Andre

/s/ Pruitt Hall	Director	March 26, 2026
Pruitt Hall