Form 10-Q
period 2026-03-31
WhiteFiber, Inc.
filed 2026-05-14
CIK 2042022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 38,614,216 Ordinary Shares, $0.01 par value per share, outstanding.

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

You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include, but are not limited to:

●	our ability to integrate the operations of Enovum (as defined below) and any hereafter acquired companies into our HPC Business (as defined below) segment;

●	our ability to purchase GPUs (as defined below) on a timely basis to service our cloud service customers;

●	supply chain disruptions, which may have a material adverse effect on the Company’s performance;

●	our failure to effectively manage our growth, strategic investments, combination, joint-ventures, acquisitions or alliances, which could disrupt our business;

●	the loss of any member of our executive management team, capital markets and interest rate risks;

●	significant customer concentration;

●	our failure to innovate and provide cloud services to our customers and partners;

●	a substantial decrease in the demand for data centers;

●	volatility in the supply and price of power in the open markets;

●	our limited history of operating as an independent public company;

●	export restitution and tariffs, particularly with Canada concerning our supplies and operations;

●	issues in the development and use of AI (as defined below);

●	regulations that target AI, and governmental regulations;

●	other legal obligations related to data privacy, data protection and information security; and

●	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1.A of this Form 10-Q and in other reports that the Company files from time to time with the SEC.

ii

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

Item 1. Financial Statements and Supplementary Data

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(Expressed in US dollars, except for the number of shares)

	March 31, 2026	December 31, 2025
		(audited)
ASSETS
Current assets
Cash and cash equivalents	$75,782,755	$114,441,279
Restricted cash	4,323,022	3,856,819
Accounts receivable, net	91,724,864	23,921,591
Net investment in lease - current, net	3,897,530	4,260,877
Other current assets, net	19,975,701	21,269,431
Total current assets	195,703,872	167,749,997

Non-current assets
Deposits for property, plant, and equipment	67,883,795	52,738,419
Property, plant, and equipment, net	431,959,458	336,638,607
Goodwill	19,809,807	20,145,663
Intangible assets, net	12,429,693	12,820,574
Right-of-use assets	30,412,748	24,176,446
Net investment in lease - non-current, net	9,043,622	9,686,949
Investment security	1,000,000	1,000,000
Deferred tax assets	4,526,051	2,594,430
Other non-current assets, net	23,528,309	23,801,113
Total non-current assets	600,593,483	483,602,201

Total assets	$796,297,355	$651,352,198

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,962,980	$8,100,894
Current portion of deferred revenue	18,730,619	7,997,054
Current portion of lease liabilities	18,034,935	18,119,325
Income tax payable	116,056	217
Other payables and accrued liabilities	25,934,856	48,308,052
Total current liabilities	70,779,446	82,525,542

Non-current liabilities
Non-current portion of deferred revenue	125,776,956	71,554,398
Non-current portion of lease liabilities	11,253,141	5,276,703
Convertible note payable, net	222,308,429	-
Deferred tax liabilities	7,940,111	5,698,918
Amounts due to related parties	5,659,842	3,832,597
Total non-current liabilities	372,938,479	86,362,616

Total liabilities	443,717,925	168,888,158

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 38,608,338 and 38,344,239 shares issued, 38,608,338 and 38,344,239 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	386,084	383,443
Additional paid-in capital	388,855,485	504,732,035
Accumulated deficit	(36,581,049)	(24,538,645)
Accumulated other comprehensive (loss) income	(81,090)	1,887,207
Total Shareholders’ Equity	352,579,430	482,464,040
Total Liabilities and Shareholders’ Equity	$796,297,355	$651,352,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended March 31
	2026	2025
Revenues
Cloud services	$16,766,543	$14,842,286
Colocation services	4,773,550	1,644,663
Other	383,358	280,567
Total Revenues	21,923,451	16,767,516

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Cloud services	(6,779,283)	(6,104,841)
Colocation services	(1,952,783)	(545,836)
Depreciation and amortization expenses	(6,441,112)	(3,829,644)
General and administrative expenses	(17,770,097)	(4,243,819)
Total operating expenses	(32,943,275)	(14,724,140)

(Loss) income from operations	(11,019,824)	2,043,376

Net gain from disposal of property and equipment	1,821,729	-
Interest expense	(1,995,033)	-
Other income (loss), net	233,807	(20,937)
Total other income (loss), net	60,503	(20,937)

(Loss) income before income taxes	(10,959,321)	2,022,439

Income tax expense	(1,083,083)	(594,603)
Net (loss) income	$(12,042,404)	$1,427,836

Other comprehensive (loss) income
Foreign currency translation adjustment	$(1,968,297)	$(504,606)
Total comprehensive (loss) income	$(14,010,701)	$923,230

Weighted average number of ordinary share outstanding
Basic	38,392,469	27,043,750
Diluted	38,392,469	27,043,750

(Loss) earnings per share
Basic	$(0.31)	$0.05
Diluted	$(0.31)	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US dollars, except for the number of shares)

	Common Shares	Par Value	Additional Paid-in capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances as of December 31, 2024	27,043,750	$270,438	$170,877,982	$143,893	$(1,565,558)	$169,726,755
Net Parent Investment	-	-	49,974,548	-	-	49,974,548
Other comprehensive loss	-	-	-	-	(504,606)	(504,606)
Net income	-	-	-	1,427,836	-	1,427,836
Balances as of March 31, 2025	27,043,750	$270,438	$220,852,530	$1,571,729	$(2,070,164)	$220,624,533

Balance, December 31, 2025	38,344,239	$383,443	$504,732,035	$(24,538,645)	$1,887,207	$482,464,040
Share-based compensation expense	-	-	52,758	-	-	52,758
Share-based compensation in connection with issuance of ordinary shares to employees	123,421	1,234	1,926,694	-	-	1,927,928
Share-based compensation in connection with issuance of ordinary shares to consultants	140,678	1,407	2,143,982	-	-	2,145,389
Purchase of zero-strike call option in connection with issuance of convertible notes	-	-	(119,999,984)	-	-	(119,999,984)
Other comprehensive loss	-	-	-	-	(1,968,297)	(1,968,297)
Net loss	-	-	-	(12,042,404)	-	(12,042,404)
Balances as of March 31, 2026	38,608,338	$386,084	$388,855,485	$(36,581,049)	$(81,090)	$352,579,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US dollars)

	For the Three months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(12,042,404)	$1,427,836
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expenses	6,441,113	3,829,644
Amortization of discount on convertible note issued	190,341	-
Share-based compensation expenses	7,317,401	-
Gain from disposal of property, plant, and equipment	(1,821,729)	-
Current expected credit losses	(6,834)	-
Changes in assets and liabilities:
Other current assets	1,261,160	(10,215,260)
Other non-current assets	267,388	(879,017)
Right-of-use assets	1,651,287	1,058,290
Deferred revenue	64,978,510	(9,520,254)
Lease liabilities	(1,729,417)	(1,027,457)
Accounts receivable	(67,811,934)	2,727,964
Net investment in lease	1,021,232	608,581
Accounts payable	(71,455)	(992,687)
Income tax payable	115,839	(251)
Other payables and accrued liabilities	1,090,830	9,652,427
Other long-term liabilities	-	(196,342)
Deferred tax liabilities	359,012	592,573
Amounts due to related parties	2,018,533	-
Net Cash Provided by (Used in) Operating Activities	3,228,873	(2,933,953)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant, and equipment	(169,168,417)	(50,165,143)
Proceeds from disposal of property, plant and equipment	26,082,000	-
Net Cash Used in Investing Activities	(143,086,417)	(50,165,143)

Cash Flows from Financing Activities:
Net transfers from Parent	-	49,974,548
Net proceeds from issuance of convertible debt	222,118,088	-
Purchase of zero-strike call option	(119,999,984)	-
Repayment of finance lease liabilities	(279,135)	-
Net Cash Provided by Financing Activities	101,838,969	49,974,548

Net decrease in cash, cash equivalents and restricted cash	(38,018,575)	(3,124,547)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(173,746)	535,795
Cash, cash equivalents and restricted cash, beginning of period	118,298,098	15,404,776
Cash, cash equivalents and restricted cash, end of period	$80,105,777	$12,816,024

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$637,161	-
Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$8,144,892	$1,298,508
Remeasurement of finance lease right-of-use asset and liability	$30,435	-
Reclassification of deposits to property, plant and equipment	$6,461,624	$75,415,245
Construction in progress included in other payables and accrued liabilities	$(26,572,117)	-

Reconciliation of cash, cash equivalents and restricted cash

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$75,782,755	$114,441,279
Restricted cash	4,323,022	3,856,819
Total	$80,105,777	$118,298,098

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

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital Inc. (“Bit Digital” or “BTBT”), pursuant to which Bit Digital contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber (the “Registration Statement”) was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, Bit Digital owns approximately 70.1% of WhiteFiber.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership

WhiteFiber AI, Inc. (“WF AI”)	●	A Delaware corporation	100% owned by WhiteFiber, Inc
	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

WhiteFiber Iceland ehf (“WF Iceland”)	●	An Icelandic company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (“WF HPC”)	●	A Delaware corporation	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

Enovum MTL I LP (“MTL-1”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on August 12, 2025
	●	Engaged in HPC data center services

Enovum MTL II LP (“MTL-2”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on December 6, 2024
	●	Engaged in HPC data center services

WhiteFiber Canada, Inc. (“WF Canada”)	●	A Canadian company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on March 11, 2025
	●	Engaged in cloud services

Enovum Saint-Jerome LP (“MTL-3”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on April 4, 2025
	●	Engaged in HPC data center services

Enovum NC-1 BIDCO, LLC (“Enovum NC”)	●	A Delaware company	100% owned by WhiteFiber, Inc.
	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

WhiteFiber Japan GK (“WF Japan”)	●	A Japanese company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on May 22, 2025
	●	Engaged in cloud services

Aurix Digital Pty Ltd	●	An Australian company	100% owned by WhiteFiber, Inc
	●	Incorporated on February 6, 2026
	●	Engaged in cloud services

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

The condensed consolidated financial information as of March 31, 2025 included herein has been derived from the unaudited condensed consolidated financial statements for the period ended March 31, 2025 included in the prospectus for our IPO dated August 6, 2025.

Management believes all adjustments necessary for a fair statement of balance sheet, results of operations, and cash flows have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year.

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

Fair value of the convertible notes at each reporting period was estimated based on significant inputs that are observable in the market, which represent Level 2 measurements within the fair value hierarchy.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and other purposes and are restricted from withdrawal.

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

In determining the amount of the current expected credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors, including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns. Credit loss expense, inclusive of credit loss expense on all categories of financial assets, is recorded within General and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Below is the roll forward of the balance of deposits for property, plant and equipment for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
Opening balance	$52,738,419	$35,743,011
Reclassification to property, plant, and equipment	(6,461,624)	(120,958,432)
Addition of deposits for property, plant, and equipment	21,607,000	137,953,840
Ending balance	$67,883,795	$52,738,419

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

Land acquired by the Company has an unlimited useful life and therefore is not depreciated.

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

Investment security

As of March 31, 2026 and December 31, 2025, investment security represents the Company’s investment in a privately held company via a simple agreement for future equity (“SAFE”).

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

Convertible note payable

The Company accounts for its convertible note under ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and/or ASC 815, depending on the specific terms of the debt agreement.

For convertible notes for which the embedded conversion feature is determined not to be clearly and closely related to the debt host and does not qualify for the scope exception under ASC 815-40, the Company bifurcates the embedded conversion feature and accounts for it separately as a derivative liability. Such derivative liabilities are initially measured at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations. The remaining proceeds are allocated to the debt host, which is recorded as convertible notes, net of debt discount and issuance costs.

For convertible notes for which the embedded conversion feature is determined to be clearly and closely related to the debt host and does qualify for the scope exception under ASC 815-40, the Company records the entire convertible notes at face value net of debt issuance costs.

If any of the conditions to the convertibility of the convertible notes are satisfied, or the convertible notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the convertible senior notes as a current, rather than a long-term liability.

Debt issuance costs related to the convertible notes were capitalized and recorded as a contra-liability and are presented net against the balance of the convertible notes on the condensed consolidated balance sheet. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the convertible notes and are amortized to interest expense over the term of the convertible notes using the effective interest method.

Zero-strike call

The Company accounts for Zero-strike call options as either equity instruments or liabilities in accordance with ASC 480 and/or derivative liabilities in accordance ASC 815, depending on the specific terms of the agreement. The Company evaluates the terms of such instruments to determine whether they are indexed to the Company’s own stock and qualify for equity classification under ASC 815-40. To the extent these criteria are met, the Zero-strike call option is equity-classified, which is not remeasured each reporting period and is recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased. The transaction is accounted for separately from the convertible notes and does not impact the accounting for convertible notes.

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

Deferred revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of March 31, 2026. Deferred revenues are recognized as revenue when recognition criteria have been met.

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

Cost of revenue excludes depreciation expenses, which are separately stated in the Company’s condensed consolidated statements of operations.

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

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is comprised of the Chief Executive Officer and Chief Financial Officer who use segment gross profit (loss) to assess the performance of the business of our reportable operating segments. Asset information is not used by the CODM to evaluate performance or allocate resources.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of March 31, 2026 or on the statements of operations for the three months ended March 31, 2026.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and ensures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

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

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 16. Segment Reporting.

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

The Company’s cloud services revenue has been generated from Iceland. Beginning in March 2026, the Company generated an immaterial amount of revenue in Canada, representing a small portion of total revenue, through services provided to a third-party customer following the deployment of the GPU server in one of its Canadian data centers.

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

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of March 31, 2026, capitalized costs to obtain a contract totaled $24.2 million, and the outstanding commission expense payable was $12.3 million, which is included within Other payables and accrued liabilities. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of March 31, 2026 and December 31, 2025, there were no contract assets.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2026 and December 31, 2025, contract liabilities were $144.5 million and $79.6 million, respectively.

During the three months ended March 31, 2026 and 2025, $0.7 million and $11.1 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$50,373,785	$89,772,350	$91,227,206	$93,242,351	$93,505,280	502,833,948	$920,954,920
Other Revenue	968,965	918,966	612,206	266,899	$22,574	-	2,789,610
Total contract liabilities	$51,342,750	$90,691,316	$91,839,412	$93,509,250	$93,527,854	502,833,948	$923,744,530

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

During the three months ended March 31, 2026 and 2025, $5.1 million and $2.0 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

4. ACQUISITIONS

Real Estate Acquisition – Madison, North Carolina

On May 20, 2025, the Company acquired the building and land, together with all the related improvements owned by Unifi Manufacturing, Inc. (“Unifi Transaction”) that were located in Madison, North Carolina. The total consideration consisted of $45.0 million in cash, including the initial deposit of $2.2 million.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the condensed consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $45.0 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 18. Commitments and Contingencies).

5. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Funds held in escrow	$4,000,000	$4,000,000
Prepaid consulting service expenses	575,297	1,260,160
Deferred contract costs	1,813,390	2,190,966
Prepayment to third parties (a)	9,268,937	8,773,739
Receivable from third parties	4,236,446	4,792,128
Others	85,493	252,900
Less: Current expected credit losses	(3,862)	(462)
Total	$19,975,701	$21,269,431

(a)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

6. LEASES

Lease as Lessee

The Company leases data center capacity, cloud infrastructure, and office space under non-cancelable lease arrangements. These leases, including a data center lease acquired as part of the Enovum acquisition in 2024, generally have terms ranging from approximately 2 to 22 years and may include renewal options, purchase options, or both, depending on the nature of the underlying asset. Certain leases include variable payments based on usage, particularly for cloud services. Variable lease costs are recognized as incurred and are not included in the measurement of the right-of-use assets or lease liabilities.

On April 11, 2025, the Company entered into a data center lease agreement in Saint-Jérôme for its data center colocation services. The initial lease term is for 20 years with two five-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The Company had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 was expected to close during the second quarter of 2026. In the first quarter of 2026, the Company remeasured its finance lease liability and right-of-use asset due to a change in the expected closing date of the underlying purchase, which closed on May 8, 2026. As a result, the lease liability increased $30,435, and the right-of-use asset increased $30,435, reflecting the extended term and higher payments. No cash was exchanged in this transaction.

As of March 31, 2026 and December 31, 2025, right-of-use asset and lease liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Operating right-of-use assets	$18,142,553	$11,574,311
Finance right-of-use assets	12,270,195	12,602,135
Total right-of-use-assets	$30,412,748	$24,176,446

Operating lease liabilities	$16,840,405	$10,484,836
Finance lease liabilities	12,447,671	12,911,192
Total lease liabilities	$29,288,076	$23,396,028

Operating right-of-use assets are recorded net of accumulated amortization of $8.9 million and $7.4 million as of March 31, 2026 and December 31, 2025, respectively.

Finance lease right-of-use asset is recorded net of accumulated amortization of $0.2 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $1.5 million and $1.1 million, respectively.

For the three months ended March 31, 2026, the Company’s interest expense and amortization on the finance lease were $155,509 and $152,282, respectively. For the three months ended March 31, 2025, the Company’s interest expense and amortization on the finance lease were $nil.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended March 31,
	2026	2025
Operating lease costs	$5,493,235	$5,088,186
Finance lease costs	307,791	-
Short-term lease costs	55,500	55,500
Sublease income	(6,560)	(6,254)
Total lease costs	$5,849,966	$5,137,432

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating cash outflows from operating leases	$(2,023,408)	$(1,323,557)
Operating cash outflows from finance lease	(155,509)	-
Financing cash outflows from finance lease	(279,135)	-
Weighted average remaining lease term – operating leases	8.7	9.5
Weighted average remaining lease term – finance lease	0.2	-
Weighted average discount rate – operating leases	8.5%	9.1%
Weighted average discount rate – finance lease	5.0%	-

The following table represents our future minimum operating lease payments as of March 31, 2026:

Year	Amount
2026	$5,159,740
2027	4,237,085
2028	2,423,979
2029	2,273,511
2030	2,328,577
Thereafter	5,857,988
Total undiscounted lease payments	22,280,880
Less: present value discount	(5,440,475)
Present value of operating lease liabilities	$16,840,405

The following table represents our future minimum finance lease payments as of March 31, 2026:

Year	Amount
2026	12,511,936
Total undiscounted lease payments	12,511,936
Less: present value discount	(64,265)
Present value of finance lease liability	$12,447,671

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended March 31, 2026 and 2025, the GPU server lease expense amounted to $3.7 million and $3.7 million, respectively.

Lease as Lessor

The Company enters into sales-type leases for data storage and cloud service equipment. These leases typically have terms ranging from approximately 2 to 6 years.

The Company also enters into sublease arrangements for portions of its leased data center capacity. These subleases generally include fixed payments with automatic renewal options, unless sub-tenant provides at least 90 days’ notice of non-renewal prior to the end of the then-current term.

Lease income from sales-type leases is primarily recognized as interest income over the lease term. The Company’s exposure to credit risk is limited to net investment in leases.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income related to net investment in lease	$383,358	$280,567

Interest income is included in the condensed consolidated statements of operations under the caption “Revenue - Other.”

The components of net investment in sales-type leases were as follows:

	March 31, 2026	December 31, 2025
Net investment in lease - lease payment receivable	$12,941,152	$13,947,826

The following table illustrates the Company’s future minimum receipts for sales-type lease as of March 31, 2026:

Year	Sales-Type Lease
2026	$4,213,772
2027	3,636,831
2028	3,636,831
2029	3,428,121
2030	848,915
Total future minimum receipts	15,764,470
Unearned interest income	(2,789,610)
Less: Current expected credit losses	(33,708)
Net investment in lease, net	$12,941,152

The present value of minimum sales-type receipts of $12.9 million is included in the condensed consolidated balance sheets under the caption “Net investment in lease.”

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of March 31, 2026 were as follows:

Year	Operating Lease
2026	$19,403
2027	25,871
2028	25,871
2029	25,871
2030	25,871
Thereafter	47,096
Total future receipts	$169,983

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	March 31, 2026	December 31, 2025
Cloud service equipment	$100,226,239	$146,589,318
Colocation service equipment	33,552,062	31,874,970
Purchased and internally developed software	5,775,894	4,633,157
Land	6,449,885	6,510,574
Leasehold improvements	31,296,699	30,088,308
Other property and equipment	58,918	36,069

Less: Accumulated depreciation	(39,721,767)	(40,136,438)
	137,637,930	179,595,958
Construction in progress	294,321,528	157,042,649
Property, plant, and equipment, net	$431,959,458	$336,638,607

For the three months ended March 31, 2026 and 2025, depreciation and amortization expenses were $6.4 million and $3.8 million, respectively. Construction in Progress represents assets received but not placed into service as of March 31, 2026 and December 31, 2025.

During 2024 and 2025, the Company purchased data storage and network equipment that was subsequently derecognized from property, plant and equipment upon entering into sales-type lease arrangements, with the related assets recorded as net investments in leases, totaling approximately $10.6 million and $7.9 million, respectively. No such transactions occurred during 2026.

Disposals of Property, Plant and Equipment

For the three months ended March 31, 2026, the Company sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain from disposal of property, plant and equipment. As of the date of this Form 10-Q, the Company has collected the full cash consideration of $26.1 million.

8. INVESTMENT SECURITY

As of March 31, 2026 and December 31, 2025, investment security represents the Company’s investment of $1,000,000 in a privately held company via a simple agreement for future equity (“SAFE”).

On June 30, 2024 (the “Effective Date”), the Company entered into a SAFE agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”), or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company would be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the condensed consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

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

At March 31, 2026, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. As of March 31, 2026, the investment continues to be reported at its original cost of $1,000,000. No upward or downward adjustments were recorded for the three months ended March 31, 2026.

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Deposits (a)	$688,733	$404,598
Deferred contract costs	22,365,149	22,969,613
Others	475,479	426,951
Less: Current expected credit losses	(1,052)	(49)
Total	$23,528,309	$23,801,113

(a)	The balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services. The deposits are refundable upon expiration of the agreement.

10. DEBT

2031 Convertible notes

On January 26, 2026, the Company issued $230,000,000 aggregate principal amount of 4.50% convertible senior notes due 2031 (the “2031 Notes”), including the exercise in full by the initial purchasers of the 2031 Notes of their option to purchase up to an additional $20,000,000 principal amount of the 2031 Notes. The 2031 Notes bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. The 2031 Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of January 26, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The net proceeds from the 2031 Notes offering, after deducting initial purchasers’ discounts and offering expenses, were approximately $222.1 million, including the proceeds from the exercise in full of initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The unamortized debt issuance costs as of March 31, 2026 were $7.7 million. The Company used approximately $120 million of the proceeds of the 2031 Notes offering to enter into a zero-strike call option transaction. The estimated fair value of the 2031 Notes was determined to be approximately $190.60 million as of March 31, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2031 Notes bear a 4.500% fixed interest rate, the effective interest rate for the notes as of March 31, 2026 was 5.37%, primarily reflecting the accretion of debt issuance costs.

Noteholders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its ordinary shares, or a combination of cash and ordinary shares, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1,000 principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.5% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture.

On February 6, 2029, and if the Company undergoes a “Fundamental Change” (as defined in the Indenture), then, subject to certain conditions and except as set forth in the Indenture, noteholders may require the Company to repurchase for cash all or any portion of their 2031 Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

The Company may not redeem the 2031 Notes prior to February 6, 2029. The Company may redeem for cash all or any portion of the 2031 Notes, at our option, on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price for the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of optional redemption. However, the Company may not redeem less than all of the outstanding 2031 Notes at its option unless at least $75.0 million aggregate principal amount of 2031 Notes are outstanding and not called for optional redemption as of the time it sends the related notice of optional redemption (and after giving effect to the delivery of such notice of optional redemption). The Company may also redeem for cash, in whole but not in part, the 2031 Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations of a relevant taxing jurisdiction (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary terms and covenants, including certain bankruptcy and insolvency-related events of default, the occurrence of which will result in the outstanding 2031 Notes automatically becoming due and payable, and certain non-bankruptcy and insolvency-related events of default, upon the occurrence of which either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2031 Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2031 Notes to be due and payable.

The Company accounts for the 2031 Notes as a single instrument. As of March 31, 2026, none of the conditions permitting the holders of the 2031 Notes to convert their notes early had been met, and to require the Company to repurchase the 2031 Notes for cash. Therefore, the 2031 Notes are classified as long-term.

Zero-Strike Call Option Transaction

In connection with the issuance of the 2031 Notes, the Company entered into a zero-strike call option transaction (“Zero-Strike Call Option”) with one of the initial purchasers or its affiliate (the “Option Counterparty”). Pursuant to the Call Option Transaction, the Company paid a premium equal to approximately $120.0 million for the right to receive, without further payment, 5,905,511 ordinary shares (subject to customary adjustment), with delivery thereof by the Option Counterparty at expiry, subject to early settlement of the Zero-Strike Call Option in whole or in part at the Option Counterparty’s discretion. The Zero-Strike Call Option expires on the 40th non-disrupted day (as defined in the Zero-Strike Call Option) following February 1, 2031, or earlier if the Option Counterparty requests early settlement. The settlement method of the Zero-Strike Call Option is physical settlement. The Company will receive the fixed number of ordinary shares determined at the commencement date of the transaction upon expiration or for the portion thereof being settled early, provided that the Zero-Strike Call Option is exercised. The Zero-Strike Call Option is recognized as permanent equity at its fair value at inception as a reduction to additional paid in capital in the condensed consolidated balance sheet.

The following table summarizes the balances of the convertible notes (in thousands):

As of March 31, 2026
Convertible note	$230,000
Less: unamortized debt discount	(7,692)
Subtotal	222,308
Less: Current portion	-
Convertible notes, net of current portion	$222,308

Accrued cumulative interest	$1,773

Iceland Facility Agreement

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

The Facility may be drawn in multiple tranches during an availability period, with up to two drawdowns permitted and a minimum draw amount of $5 million per draw. Any undrawn commitments are canceled at the end of the availability period. As of March 31, 2026, the Company had not yet drawn on the Facility. Subsequently, on April 24, 2026, the Company drew down $18 million.

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

11. SHARE-BASED COMPENSATION

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

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) which provides for share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 1,104,569 RSUs granted as of March 31, 2026.

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

Restricted Stock Units

As of December 31, 2025, the Company had 266,783 awarded and unvested RSUs.

In May 2025, the Company entered into a director agreement with Ms. Ichi Shih, Chair of the Audit Committee. Pursuant to the terms of the agreement, as amended on August 6, 2025, Ms. Shih was allocated 7,059 RSUs with an aggregate value of $120,000, determined based on the IPO price. The RSUs were granted upon the commencement of trading of the Company’s ordinary shares on the Nasdaq Capital Market.

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

In 2024, Bit Digital entered into equity award agreements with certain Enovum employees, pursuant to which such employees have the opportunity to earn additional compensation in the form of Bit Digital’s performance RSUs (“PSU”) tied to Enovum’s achievement of Growth EBITDA associated with new data center sites. Following WhiteFiber’s IPO, the agreements were amended such that any earned PSUs are issued pursuant to the WhiteFiber, Inc. 2025 Omnibus Incentive Plan and settled in WhiteFiber RSUs. PSUs vest upon cumulative Growth EBITDA reaching CAD $5.0 million (CAD $0.5 million initial value), plus 10% of incremental Growth EBITDA thereafter, capped at CAD $100.0 million cumulative Growth EBITDA and CAD $10.0 million in total PSU value. Measurements commenced on December 31, 2025 and occur semi-annually. For the three months ended March 31, 2026, the Company recognized share-based compensation expenses of $3,135,526 related to these PSU.

On January 13, 2026, the Company granted 10,251 RSUs to employees. All of these RSUs were immediately vested.

On January 20, 2026, the Company granted 16,627 RSUs to employees, which are subjected to a sixteen-quarter service vesting schedule.

On March 19, 2026, the Company granted 99,141 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

On March 19, 2026, the Company granted 40,084 RSUs to employees, which are subjected to a sixteen-quarter service with a one-year cliff vesting schedule.

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expenses of $5,108,298 and $nil, respectively, for RSUs issued to employees and directors. As of March 31, 2026, the Company had $4,148,287 unrecognized compensation costs related to these unvested RSUs.

As of March 31, 2026, the Company had 263,500 awarded and unvested RSUs.

Other share-based compensation

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expenses of $59,460 and $138,013, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

For the three months ended March 31, 2026, the Company granted 152,444 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 139,225 shares were fully vested upon issuance, and the remainder of 13,219 shares will vest in May 2026 for one consultant. The Company recognized share-based compensation expense of $2,150,510 in connection with these grants.

12. SHARE CAPITAL

Ordinary shares

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. As of the date of this Form 10-Q, Bit Digital holds approximately 70.1% of the issued and outstanding ordinary shares of WhiteFiber.

As of December 31, 2025, there were 38,344,239 ordinary shares issued and outstanding.

During the three months ended March 31, 2026, 264,099 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2025 Plan.

As of March 31, 2026, there were 38,608,338 ordinary shares issued and outstanding.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of March 31, 2026 are as follows:

As of March 31, 2026
Enovum Data Centers Corp.	$19,809,807
Total goodwill	$19,809,807

Finite-lived intangible assets

Finite-lived intangible assets consist of customer relationships. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table presents the Company’s finite-lived intangible assets as of March 31, 2026:

	As of March 31, 2026
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(1,056,491)	$12,429,693
Total	$13,486,184	$(1,056,491)	$12,429,693

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(665,610)	$12,820,574
Total	$13,486,184	$(665,610)	$12,820,574

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of March 31, 2026:

2026	$519,994
2027	693,325
2028	693,325
2029	693,325
2030	693,325
Thereafter	9,136,399
Total	$12,429,693

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2026 and March 31, 2025 was $0.2 million and $0.2 million, respectively. The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2026.

14. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended March 31,
	2026	2025
(Loss) income before income taxes	$(10,959,321)	$2,022,439
Provision for income taxes	$1,083,083	$594,603
Effective tax rate	(9.9)%	29.4%

Our income tax provision was $1.1 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision was higher during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to geographic mix earning impacts and Net CFC Tested Income (“NCTI,” a.k.a GILTI) impact. As of March 31, 2026, the Company was not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

15. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended March 31,
	2026	2025

Net (loss) income	$(12,042,404)	$1,427,836
Weighted average number of ordinary share outstanding
Basic	38,392,469	27,043,750
Diluted	38,392,469	27,043,750

(Loss) earnings per share
Basic	$(0.31)	$0.05
Diluted	$(0.31)	$0.05

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended March 31, 2026, 263,500 unvested RSUs were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three months ended March 31, 2026, 8.9 million of ordinary shares of the 2031 Notes from the initial conversion rate of approximately $25.91 per ordinary share, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three months ended March 31, 2025, the Company had no potentially dilutive ordinary share equivalents outstanding, as all outstanding shares were held by its parent and no equity awards or other convertible instruments were issued.

16. SEGMENT REPORTING

The Company has two reportable segments: cloud services and colocation services. The reportable segments are identified based on the types of service performed.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments.

The cloud services segment generates revenue from providing high performance computing services to support generative AI workstreams. Cost of revenue consists of direct production costs, including electricity costs, data center lease expense, GPU servers lease expense, third-party customer support fees, and other relevant costs, but excluding depreciation and amortization.

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

All revenue and cost of revenue from intersegment transactions have been eliminated in the condensed consolidated statements of operations and comprehensive (loss) income.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended March 31, 2026

	Cloud services	Colocation services	Total
Revenue from external customers	$16,766,543	$4,773,550	$21,540,093
Intersegment revenue	-	8,679	8,679
Segment revenue	16,766,543	4,782,229	21,548,772

Reconciliation of revenue
Other revenue (a)		383,358	383,358
Elimination of intersegment revenue			(8,679)
Total consolidated revenue			21,923,451

Less:
Electricity costs	905,552	831,189	1,736,741
Datacenter lease expense	1,395,148	467,177	1,862,325
GPU lease expense	3,715,232	-	3,715,232
Wage expense	-	204,911	204,911
Third-party customer support fees	147,753	-	147,753
Other segment items (b)	615,598	449,506	1,065,104
Intersegment cost of revenue	8,679	-	8,679
Segment cost of revenue	6,787,962	1,952,783	8,740,745

Reconciliation of revenue
Elimination of intersegment cost of revenue			(8,679)
Total consolidated cost of revenue			8,732,066

Segment gross profit	$9,978,581	$2,829,446	$12,808,027

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended March 31, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$14,842,286	$1,644,663	$16,486,949

Reconciliation of revenue
Other revenue (a)		280,567	280,567
Total consolidated revenue			16,767,516

Less:
Electricity costs	590,103	223,058	813,161
Datacenter lease expense	1,274,054	150,537	1,424,591
GPU lease expense	3,747,386	-	3,747,386
Other segment items (b)	493,298	172,241	665,539

Segment gross profit	$8,737,445	1,098,827	9,836,272

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net income before taxes:

	For the Three Months Ended March 31,
	2026	2025
Segment gross profit	$12,808,027	$9,836,272

Reconciling Items:
Other revenue (a)	383,358	280,567
Depreciation and amortization expenses	(6,441,112)	(3,829,644)
General and administrative expenses	(17,770,097)	(4,243,819)
Net gain from disposal of property and equipment	1,821,729	-
Other income (loss), net	233,807	(20,937)
Interest Expense	(1,995,033)	-
Net (loss) income before taxes	$(10,959,321)	$2,022,439

(a)	Other revenue is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit

17. RELATED PARTIES

Related-party transactions

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial period, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSUs. Prior to February 2026, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provided bitcoin mining hosting services, but also benefited from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. In February 2026, the commercial relationship between Bit Digital USA Inc. and GreenBlocks ehf was terminated. Nonetheless, WhiteFiber Iceland ehf continues to engage GreenBlocks ehf under contract for consulting services pertaining to our high performance computing services in Iceland.

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

In August 2025, the Company entered into a Professional Services Agreement (“PSA”) with Pruitt Hall, a member of the Company’s Board of Directors, pursuant to which he provides consulting services in connection with the construction of the NC-1 facility. Under the PSA, the Company pays consulting fees ranging from $162 to $312 per hour, depending on the level of consultant involved, subject to a minimum of four hours, plus travel expenses, for the time spent on-site. The PSA may be terminated by either party upon thirty days prior written notice. There were no services provided under the PSA during the three months ended March 31, 2026.

Corporate Restructuring and Capital Contributions

Prior to the consummation of the Offering, the Company entered into a Contribution Agreement with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber. The Contribution became effective on August 6, 2025, when the Registration Statement was declared effective by the SEC.

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the Underwriters’ exercise of their over-allotment option in full, Bit Digital held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. As of the date of this Form 10-Q, Bit Digital owns approximately 70.1% of WhiteFiber.

Transition Services Agreement post-IPO

In addition, prior to the consummation of the Offering, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the Registration Statement. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. Following the IPO, related intercompany balances are expected to be settled in cash or reflected as payable arrangement, rather than the historical parent investment treatment used before the IPO. For the three months ended March, 31, 2026, the fees for these services were $1.5 million. As of March 31, 2026, the fees payable by WhiteFiber to Bit Digital are $4.7 million.

Allocation of pre-IPO corporate expenses

Prior to the IPO, Bit Digital provided certain corporate support services to WhiteFiber, including finance, tax, investor relations, and marketing, but did not historically charge the WhiteFiber entities for those services. Bit Digital allocated a portion of Bit Digital’s general corporate expenses to WhiteFiber to reflect the costs of services that benefited WhiteFiber during the periods presented in the financial statements up to the date of the IPO. For the three months ended March, 31, 2025, the Company was allocated $0.9 million for these corporate services. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided to the benefits received. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. The pre-IPO allocated expenses were not expected to be settled in cash and were therefore treated as forgiven by Bit Digital and recorded within Parent company net investment.

Following the IPO, WhiteFiber became a separate public company, and certain services continued to be provided by Bit Digital only on a temporary basis under the Transition Services Agreement. Accordingly, the post-IPO treatment should reflect the actual services provided under that agreement. For further details, refer to “Transition Services Agreement post-IPO”.

Guarantees

Bit Digital previously issued a guarantee to a third party on behalf of WhiteFiber Iceland ehf, making Bit Digital jointly and severally liable for WhiteFiber Iceland’s payment obligations related to hosting Services fees and electrical costs pursuant to a colocation agreement.

On September 25, 2025, the guarantee was assumed by WhiteFiber which became directly responsible for such obligations. Following the assumption, Bit Digital is no longer a guarantor under the agreement. As of March 31, 2026, there were no amounts outstanding or payments due under the guarantee.

18. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2026 the Company has not received an Electric Service Agreement of more than 99 MW. Thus, no contingent payment is payable as of the reporting date.

Royal Bank of Canada Facility Agreement

Agreement executed on June 18, 2025

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

As of March 31, 2026, the Company agreed to certain financial covenants that were not yet in effect. The facilities had not yet been authorized for use by the lender, as certain conditions precedent had not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available as of March 31, 2026.

Amended Agreement executed on April 27, 2026

On April 27, 2026, the Company entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides for an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Borrowings under the facility bear interest, at the Company’s option, at either Daily Simple CORRA plus 2.75% per annum or Royal Bank Prime plus 1.00% per annum, with the prime-based rate serving as the default option.

The facility has a six-month term from the date of drawdown and requires interest-only payments during the term, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. The Company and RBC are currently in discussions regarding new syndicated credit facilities, including (i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan, (ii) an accordion facility of CAD $25 million (approximately $17.9 million) and (iii) the CAD $8 million (approximately $5.7million) revolving facility.

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

As of March 31, 2026 management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

19. SUBSEQUENT EVENTS

Iceland Facility Agreement

On April 24, 2026, the Company drew down $18.0 million under its existing credit facility with Landsbankinn hf. See Note 10. Debt for additional information.

Amendment to RBC Facility Agreement

On April 27, 2026, the Company entered into an amended credit agreement with RBC that provides for an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used for the acquisition of the MTL-3 facility which was closed on May 8, 2026. For further details, refer to Note 18. Commitments and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report). Except for the statements of historical fact, this Form 10-Q contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this Form 10-Q. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. The following discussion may contain forward-looking statements that reflect WhiteFiber, Inc.’s plans, estimates and beliefs. WhiteFiber, Inc.’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, in the Annual Report and in Part II, Item 1.A of this Form 10-Q, particularly in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.” Before making an investment decision, you should carefully consider these risks, uncertainties and forward-looking statements.

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

Based on their collective industry experience, our data center team is adept at bringing new sites online on an accelerated timeline. We are aggressively pursuing our development pipeline and intend to achieve an estimated 76 MW (gross) of total data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including our MTL-2, MTL-3, and NC-1 facilities. As of March 31, 2026, our pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. We follow a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, we may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of our control.

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

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed into a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. In December 2025, we became reasonably certain to exercise the purchase option and notified the lessor of our intent to exercise the purchase option. We had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 closed on May 8, 2026. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately 979 thousand USD) monthly for the duration of the five-year contract.

On May 20, 2025, we completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which we refer to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of the Company, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 18. Commitments and contingencies to our condensed consolidated financial statements for further detail.

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

RBC Facility Agreement amended on April 27, 2026

On April 27, 2026, the Company entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides for an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Borrowings under the facility bear interest, at the Company’s option, at either Daily Simple CORRA plus 2.75% per annum or Royal Bank Prime plus 1.00% per annum, with the prime-based rate serving as the default option.

The facility has a six-month term from the date of drawdown and requires interest-only payments during the term, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. The Company and RBC are currently in discussions regarding new syndicated credit facilities, including (i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan (ii) an accordion facility of CAD $25 million (approximately $17.9 million) and (iii) the CAD $8 million (approximately $5.7million) revolving facility.

Nscale Services Agreement

In November 2025, our wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at our NC-1 facility. The agreement represents a significant commercial milestone for our high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. Billing is expected to commence during the second quarter, subject to completion of construction and commissioning. As a result, we expect full revenue contribution from this agreement to begin during the third quarter of 2026 as the facility reaches its contractual capacity.

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

As of the date of this Form 10-Q, the Company and the Initial Customer are engaged in discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive termination or settlement agreement has been executed. In connection with these discussions, the parties are negotiating the treatment of the remaining non-refundable prepayment, service deposit, outstanding receivables, and a potential early termination fee, which the Company believes would be equal to 40% of the fees that would have accrued for services during the remainder of the term of the MSA and applicable purchase orders. Following the service pause, the Company has redeployed the GPUs previously allocated to the Initial Customer to three other customers and continues to evaluate the related financial and operational implications. There can be no assurance as to the timing, terms, or final outcome of these discussions.

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, which were terminated in January 2026.

In February 2026, we entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 14 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $1.3 million. The deployment and revenue generation began in March 2026.

In March 2026, we entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The service order represents an aggregate revenue opportunity of approximately $50.2 million. The deployment and revenue generation is expected to begin in April 2026.

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

In November 2025, we terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, we had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this Form 10-Q, we have collected $2.2 million of the outstanding amount.

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

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. This contract was terminated in January 2026. Between April and July 2025, the Company signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs, which were terminated in August 2025.

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

In October 2025, we entered into a two-week service order with a new customer to provide services utilizing a total of 72 B200 GPUs. In January 2026, we entered into an additional two-week service order with this customer for 72 B200 GPUs. These contracts were terminated as of February 2026. In February 2026, we entered into a further service order with this customer to provide services utilizing a total of 384 B200 GPUs. This service order has an initial term of 24 months commencing on the service commencement date, after which it will automatically renew for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $18.1 million. Deployment and revenue generation commenced on January 27, 2026.

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

In February 2026, we entered into a service order with a new customer to provide services utilizing a total of 80 H200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date. The deployment and revenue generation began on February 1, 2026.

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

On August 8, 2025, we completed our initial public offering (“IPO”) of 9,375,000 Ordinary Shares, at a public offering price of $17.00 per share. The gross proceeds to the Company from the IPO were approximately $159.4 million, before deducting underwriting discounts and commissions and offering expenses of $12.0 million. On September 2, 2025, B. Riley Securities, Inc. and Needham & Company, LLC, as representatives of the several Underwriters of the IPO, fully exercised their option to purchase an additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share, resulting in additional gross proceeds to the Company of approximately $23.9 million.

After giving effect to the IPO and the full exercise by the Underwriters of their over-allotment option, Bit Digital held approximately 71.5% of our issued and outstanding Ordinary Shares. As of the date of this Form 10-Q, Bit Digital owns approximately 70.1% of WhiteFiber.

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

Key Factors that May Affect Future Results of Operations

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” included elsewhere in our Annual Report. While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Timely Completion of, and Expansion of Capabilities at, our Existing Data Center Projects.

Our future revenue growth is, in part, dependent on our ability to leverage our development capabilities at our data center sites.

We substantially completed construction of our MTL-3 facility by the end of October 2025. The site has commenced billing its customer, Cerebras, as of November 1, 2025, in the amount of CAD 1.4 million (approximately $979 thousand USD) monthly for the duration of the five-year contract.

Management expects to begin delivering capacity to Nscale during the second quarter and for NC-1 to start generating revenues 30 days after completion. We have prioritized these projects and put a hold on the build for MTL-2. We expect to increase revenue from our existing sites by securing additional allocations of utility power, subject to our receipt of funding and required permits through ongoing engagement with the utility and relevant authorities. In addition, at certain new and existing sites, we intend to deploy natural gas fuel cell generation technology to increase available power and revenue potential. Our ability to secure the required funding and permits in accordance with our implementation plans may cause variability in our revenue growth in future quarters.

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

Results of operations for the three months ended March 31, 2026 and 2025

The following discussion summarizes the results of operations for the three months ended March 31, 2026 and 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For The Three Months Ended March 31,		Variance in
	2026	2025	Amount
Revenue	$21,923,451	$16,767,516	$5,155,935

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(8,732,066)	(6,650,677)	(2,081,389)
Depreciation and amortization expenses	(6,441,112)	(3,829,644)	(2,611,468)
General and administrative expenses	(17,770,097)	(4,243,819)	(13,526,278)
Total operating expenses	(32,943,275)	(14,724,140)	(18,219,135)

(Loss) income from operations	(11,019,824)	2,043,376	(13,063,200)
Net gain from disposal of property, plant and equipment	1,821,729	-	1,821,729
Interest expense	(1,995,033)	-	(1,995,033)
Other income (loss), net	233,807	(20,937)	254,744
Total other income (loss), net	60,503	(20,937)	81,440

(Loss) income before income taxes	(10,959,321)	2,022,439	(12,981,760)

Income tax expense	(1,083,083)	(594,603)	(488,480)
Net (loss) income	$(12,042,404)	$1,427,836	$(13,470,240)

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

Our revenue from cloud services increased by $1.9 million, or 13.0%, to $16.8 million for the three months ended March 31, 2026 from $14.8 million for the three months ended March 31, 2025. The increase was primarily due to an increase in deployed GPU servers to new and existing customers in the first quarter of 2026.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $4.8 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025.

Cost of revenue

We incur cost of revenue from cloud services and colocation services.

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s condensed consolidated statements of operations. Specifically, these costs consist of: (i) cloud services operations — electricity costs, datacenter lease expense, GPU servers lease expense, third-party customer support fees and other relevant costs and (ii) colocation services — electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs.

Cost of revenue — cloud services

For the three months ended March 31, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For The Three Months Ended March 31,
	2026	2025
Electricity costs	$905,552	$590,103
Datacenter lease expenses	1,395,148	1,274,054
GPU servers lease expenses	3,715,232	3,747,386
Third-party customer support fees	147,753	-
Other costs	615,598	493,298
Total	$6,779,283	$6,104,841

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended March 31, 2026, electricity costs increased by $0.3 million, or 53%, compared to the electricity costs incurred for the three months ended March 31, 2025. The increase primarily resulted from an increase in the number of GPU servers deployed.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended March 31, 2026, data center lease expenses increased $0.1 million, or 10%, compared to the data center lease expense incurred for the three months ended March 31, 2025 due to a new lease entered in March 2025.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended March 31, 2026, GPU server lease expenses remained consistent with the three months ended March 31, 2025.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the three months ended March 31, 2026, third-party customer support fees were $0.1 million.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended March 31, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For The Three Months Ended March 31,
	2026	2025
Electricity costs	$831,189	$223,058
Lease expenses	467,177	150,537
Wage expenses	204,911	-
Other costs	449,506	172,241
Total	$1,952,783	$545,836

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended March 31, 2026, electricity costs increased by $0.6 million, or 273%, compared to the electricity costs incurred for the three months ended March 31, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended March 31, 2026 but not operational during the period ended March 31, 2025.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended March 31, 2026, datacenter lease expenses increased by $0.3 million, or 210%, compared to the datacenter lease expenses incurred for the three months ended March 31, 2025. The increase primarily resulted from the new MTL-3 lease entered in the second quarter of 2025.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended March 31, 2026, wage expenses were $0.2 million.

Depreciation and amortization expenses

For the three months ended March 31, 2026 and 2025, depreciation and amortization expenses were $6.4 million and $3.8 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service since March 31, 2025, specifically cloud equipment, resulting in higher expense being recognized.

General and administrative expenses

For the three months ended March 31, 2026, our general and administrative expenses, totaling $17.8 million, were primarily comprised of share-based compensation expenses for employees of $5.1 million, salary and bonus expenses of $2.2 million, professional and consulting expenses of $6.2 million (including $2.2 million of share-based compensation), marketing expenses of $0.4 million, travel expenses of $0.1 million and other expenses of $3.1 million,.

For the three months ended March 31, 2025, our general and administrative expenses, totaling $4.2 million, were primarily comprised of shared based compensation expenses of $0.1 million, salary and bonus expenses of $1.2 million, professional and consulting expenses of $1.7 million, marketing expenses of $0.3 million, and travel expenses of $0.1 million

The general and administrative expenses during the three months ended March 31, 2026 was significantly higher compared to the three months ended March 31, 2025 primarily attributable to higher share-based compensation expenses. In addition, salary and bonus expenses increased due to additional employees hired following the IPO. Professional and consulting fees were also higher, reflecting share-based compensation expenses for consultants as well as consulting costs charged by Bit Digital to WhiteFiber pursuant to the Transition Service Agreement. The increase further included start-up and development costs that did not qualify for capitalization.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended March 31, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada and Japan. We continue to maintain a valuation allowance against the deferred tax assets in Canada and Japan as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organisation for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the three months ended March 31, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

For more details on the Company’s tax profile, see Note 14. Income Taxes to our condensed consolidated financial statements.

Discussion of Certain Balance Sheet Items as of March 31, 2026 and December 31, 2025

The following table sets forth selected information from our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	March 31, 2026	December 31, 2025	Variance in Amount
ASSETS
Current Assets
Cash and cash equivalents	$75,782,755	114,441,279	(38,658,524)
Restricted cash	4,323,022	3,856,819	466,203
Accounts receivable, net	91,724,864	23,921,591	67,803,273
Net investment in lease – current, net	3,897,530	4,260,877	(363,347)
Other current assets, net	19,975,701	21,269,431	(1,293,730)
Total Current Assets	195,703,872	167,749,997	27,953,875

Non-current assets
Deposits for property, plant, and equipment	67,883,795	52,738,419	15,145,376
Property, plant, and equipment, net	431,959,458	336,638,607	95,320,851
Goodwill	19,809,807	20,145,663	(335,856)
Intangible assets, net	12,429,693	12,820,574	(390,881)
Right-of-use assets	30,412,748	24,176,446	6,236,302
Net investment in lease - non-current, net	9,043,622	9,686,949	(643,327)
Investment security	1,000,000	1,000,000	-
Deferred tax assets	4,526,051	2,594,430	1,931,621
Other non-current assets, net	23,528,309	23,801,113	(272,804)
Total Non-Current Assets	600,593,483	483,602,201	116,991,282
Total Assets	$796,297,355	651,352,198	144,945,157

LIABILITIES
Current Liabilities
Accounts payable	$7,962,980	8,100,894	(137,914)
Current portion of deferred revenue	18,730,619	7,997,054	10,733,565
Current portion of lease liabilities	18,034,935	18,119,325	(84,390)
Income tax payable	116,056	217	115,839
Other payables and accrued liabilities	25,934,856	48,308,052	(22,373,196)
Total Current Liabilities	70,779,446	82,525,542	(11,746,096)

Non-current portion of deferred revenue	125,776,956	71,554,398	54,222,558
Non-current portion of lease liabilities	11,253,141	5,276,703	5,976,438
Convertible note payable, net	222,308,429	-	222,308,429
Deferred tax liabilities	7,940,111	5,698,918	2,241,193
Amounts due to related parties	5,659,842	3,832,597	1,827,245
Total non-current liabilities	372,938,479	86,362,616	286,575,863
Total Liabilities	$443,717,925	168,888,158	274,829,767

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $75.8 million and $114.4 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the balance of cash and cash equivalents was a result of net cash of $141.7 million used in investing activities, partially offset by net cash of $101.8 million provided by financing activities and net cash of $1.8 million provided by operating activities.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and other purposes and are restricted from withdrawal. As of March 31, 2026 and December 31, 2025, restricted cash, which includes amounts supporting the letter of credit, was $4.3 million and $3.9 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $91.7 million and $23.9 million as of March 31, 2026 and December 31, 2025, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers due to the timing of invoicing and cash collections. The increase further included activity with a new customer, including certain non-recurring charges recognized during the period.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $3.9 million and $9.0 million, respectively as of March 31, 2026 due to sales-type lease agreements as a lessor for its cloud service equipment. The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025. The decrease in the balance of net investment in lease was a result of $1.4 million of lease payments collected from equipment leasing customers, partially offset by $0.4 million in interest income earned.

Other current assets, net

Other current assets, net were $20.0 million and $21.3 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in receivable from third parties of $0.6 million, prepaid consulting services of $0.7 million, and deferred contract costs of $0.4 million, partially offset by $0.5 million in prepayment to third parties.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2025, the balance as of March 31, 2026 increased by $15.1 million, mainly due to the reclassification of property, plant, and equipment of $6.5 million offset by prepayment of $21.6 million for property, plant, and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of March 31, 2026, the Cloud service equipment and internally developed software had a net book value, including CIP, of $100.0 million. As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value, including CIP, of $124.0 million. Compared with December 31, 2025, the balance as of March 31, 2026 decreased by $24.1 million, mainly due to the sale of H200 servers with carrying value of $24.3 million.

As of March 31, 2026, the Colocation service equipment had a net book value, including CIP, of $332.0 million. As of December 31, 2025, the Colocation service equipment had a net book value, including CIP, of $212.6 million. Compared with December 31, 2025, the balance as of March 31, 2026 increased by $119.4 million, mainly due to $117.8 million of development costs for the construction of NC-1 facility as well as infrastructure costs incurred for MTL-3 in Montreal of $2.5 million, in part, by an increase in accumulated depreciation of $0.9 million.

Lease right-of-use assets and lease liabilities

As of March 31, 2026, right-of-use assets and lease liabilities were $30.4 million and $29.3 million, respectively. As of December 31, 2025, the Company’s right-of-use assets and lease liabilities were $24.2 million and $23.4 million, respectively.

The increase in right-of-use assets of $6.2 million was due to the addition of $8.1 million for five operating leases, partially offset by the amortization of the right-of-use assets totaling $1.7 million for the three months ended March 31, 2026.

The increase in lease liabilities of $5.9 million, was primarily due to the addition of $8.1 million for five operating leases as well as increase in interest accrued on lease liabilities of $0.4 million offset by the lease payments totaling $2.5 million for the three months ended March 31, 2026.

Other non-current assets, net

Other non-current assets, net were $23.5 million as of March 31, 2026, compared to $23.8 million as of December 31, 2025, a decrease of $0.3 million. The decrease was primarily due to $0.6 million decrease in deferred contract costs due to reclassification to other current assets, partially offset by increase of $0.3 million in deposits.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation to the Enovum acquisition. As of March 31, 2026 and December 31, 2025, the Company recorded goodwill in the amount of $19.8 million and $20.1 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 13. Goodwill and Intangible Assets to our condensed consolidated financial statements for further information. As of March 31, 2026 and December 31, 2025, the total balance of intangible assets was $12.4 million and $12.8 million, respectively, with the change attributable to accumulated amortization.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2025, the balance of accounts payable as of March 31, 2026 remained consistent.

Deferred revenue

As of March 31, 2026, the Company’s current and non-current portion of deferred revenue was $18.7 million and $125.8 million, respectively, compared to $8.0 million and $71.6 million, respectively, as of December 31, 2025. The increase in deferred revenue of $65.0 million reflects the recognition of $0.7 million in revenue related to the successful fulfillment of performance obligations from our cloud services and data center services, partially offset by $65.7 million prepayments from customers for cloud services and data center services to be rendered in the future.

Other payables and accrued liabilities

Other payables and accrued liabilities were $25.9 million as of March 31, 2026, compared to $48.3 million as of December 31, 2025, a decrease of $22.4 million. The decrease was primarily due to the decrease in payables of $27.0 million related to the NC-1 facility from unpaid invoices to our vendors due to the timing of invoicing and cash payments, partially offset by deferred share-based compensation liability of $3.1 million.

Convertible note payable, net

The convertible notes payable relates to the purchase agreement entered into by the Company in connection with the issuance of its 2031 Notes. In January 2026, the Company issued $230,000,000 aggregate principal amount of 4.50% convertible senior notes due 2031.

As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s convertible note payable was $222.3 million and $nil, respectively. Refer to Note 10. Debt, for more information.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the three months ended and three months ended March 31, 2026 and 2025 are presented in the table below:

	For the Three Months Ended March 31,
	2026	2025
Reconciliation of non-GAAP (loss) income from operations:
Net (loss) income	$(12,042,404)	$1,427,836
Depreciation and amortization expenses	6,441,112	3,829,644
Interest expense	1,995,033	-
Income tax expense	1,083,083	594,603
EBITDA	(2,523,176)	5,852,083

Adjustments:
Net gain from disposal of property, plant and equipment	(1,821,729)	-
Share-based compensation expenses	7,346,379	138,013
Adjusted EBITDA	$3,001,474	$5,990,096

Liquidity and capital resources

As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $75.8 million, and accounts receivable, net of $91.7 million.

As of March 31, 2026, we had working capital of $124.9 million as compared with working capital of $85.2 million as of December 31, 2025. Working capital is the difference between the Company’s current assets and current liabilities.

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

Convertible note

In January 2026, we issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, resulting in net proceeds of approximately $102.5 million after deducting the Zero Strike Call Option premium, initial purchasers’ discounts and offering expenses. The issuance enhances our liquidity and provides additional capital to fund upcoming development projects, including construction activities and other strategic growth initiatives.

The 2031 Notes bear interest at 4.500% per annum, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2026, and mature on February 1, 2031, unless earlier converted, redeemed, or repurchased. The Notes increase our long-term indebtedness and will require annual cash interest payments of approximately $10.4 million.

Iceland facility agreement

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

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. As of March 31, 2026, the Company had not yet drawn on the Facility. Subsequently, on April 24, 2026, the Company drew down $18 million. The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

Royal Bank of Canada credit facility

On April 27, 2026, the Company entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. The Company and RBC are currently in discussions regarding new syndicated credit facilities, including i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan ii) an accordion facility of CAD $25 million (approximately $17.9 million) and iii) the CAD $8 million (approximately $5.7million) revolving facility.

We believe that our cash on hand and anticipated cash from operations, together with the net proceeds from our IPO as well as the Notes and the facility agreements, will be sufficient to finance our operations for at least the next twelve months from the date of this Form 10-Q. However, there can be no assurance that we will not require additional financing or that future financing can obtain these funds on acceptable terms or at all or that we can maintain or increase our current revenues.

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

Cash flows

	For the Three Month Ended March 31,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$3,228,873	(2,933,953)
Net Cash Used in Investing Activity	(143,086,417)	(50,165,143)
Net Cash Provided by Financing Activity	101,838,969	49,974,548
Net decrease in cash, cash equivalents and restricted cash	(38,018,575)	(3,124,547)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(173,746)	535,795
Cash, cash equivalents and restricted cash, beginning of period	118,298,098	15,404,776
Cash, cash equivalents and restricted cash, end of period	$80,105,777	12,816,024

Operating Activities

Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2026, derived mainly from (i) a net loss of $12.0 million for the three months ended March 31, 2026 adjusted for depreciation and amortization expenses of property and equipment of $6.4 million and share based compensation of $7.3 million and a (ii) net changes in our operating assets and liabilities, principally comprising of a decrease to other assets of $1.5 million, a decrease in right-of-use assets of $1.7 million, an increase in accounts receivable of $67.8 million, a decrease in net investment in lease of $1.0 million, an increase in deferred revenue of $65.0 million, a decrease in lease liabilities of $1.7 million, and an increase in amounts due to related parties of $2.0 million.

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2025, derived mainly from (i) a net income of $1.4 million for the three months ended March 31, 2025 adjusted for depreciation and amortization expenses of property and equipment of $3.8 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in other assets of $11.1 million, a decrease in right-of-use assets of $1.1 million, a decrease in accounts receivable of $2.7 million, an increase in right-of use assets of $1.1 million, a decrease in net investment in lease of $0.6 million, a decrease in deferred revenue of $9.5 million, a decrease in lease liabilities of $1.0 million, a decrease in accounts payable of $1.0 million, an increase in other payables and accrued expenses of $9.7 million, and an increase in deferred tax liabilities of $0.6 million.

Investing Activity

Net cash used in investing activity was $143.1 million for the three months ended March 31, 2026, attributable to purchases of and deposits made for property, plant, and equipment of $169.2 million, partially offset by proceeds from disposal of property, plant and equipment of $26.1 million.

Net cash used in investing activities was $50.2 million for the three months ended March 31, 2025, primarily attributable to purchases of and deposits made for property and equipment of $50.2 million.

Financing Activity

Net cash provided by financing activity was $101.8 million for the three months ended March 31, 2026, attributable to $222.1 million net proceeds from issuance of convertible debt, partially offset by purchase of zero-strike call option of $120.0 million.

Net cash provided by financing activity was $50.0 million for the three months ended March 31, 2025, attributable to net transfers from parent.

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

Based on this evaluation, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter-ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various disputes and litigation matters that arise in the ordinary course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 18. Commitments and Contingencies in our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the related notes, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in our Annual Report and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 26, 2026, we completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “2031 Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The 2031 Notes are general senior unsecured obligations of the Company. The 2031 Notes were issued pursuant to an Indenture, dated January 26, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2031 Notes will mature on February 1, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased. The 2031 Notes will bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. Holders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its Ordinary Shares, or a combination of cash and Ordinary Shares, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1,000 principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.5% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture.

On February 6, 2029, and if the Company undergoes a “Fundamental Change” (as defined in the Indenture), then, subject to certain conditions and except as set forth in the Indenture, noteholders may require the Company to repurchase for cash all or any portion of their 2031 Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

The Company may not redeem the 2031 Notes prior to February 6, 2029. The Company may redeem for cash all or any portion of the 2031 Notes, at our option, on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price for the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of optional redemption. However, the Company may not redeem less than all of the outstanding 2031 Notes at its option unless at least $75.0 million aggregate principal amount of 2031 Notes are outstanding and not called for optional redemption as of the time it sends the related notice of optional redemption (and after giving effect to the delivery of such notice of optional redemption). The Company may also redeem for cash, in whole but not in part, the 2031 Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations of a relevant taxing jurisdiction (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In connection with the issuance of the 2031 Notes, the Company entered into a privately negotiated zero-strike call option transaction with Barclays Bank PLC, through its agent Barclays Capital Inc. (the “Option Counterparty” and, such transaction, the “Call Option Transaction”), with an expiration date that is scheduled to occur shortly after the Maturity Date. Pursuant to the Call Option Transaction, the Company paid a premium equal to approximately $120.0 million for the right to receive, without further payment, 5,905,511 Ordinary Shares (subject to customary adjustment), with delivery thereof by the Option Counterparty at expiry, subject to early settlement of the Call Option Transaction in whole or in part at the Option Counterparty’s discretion.

The net proceeds from the sale of the 2031 Notes were approximately $222.1 million, after deducting the initial purchasers’ discounts and offering expenses payable by the Company. The Company used approximately $120.0 million of the net proceeds from the 2031 Notes to pay the cost of the Call Option Transaction. The remaining net proceeds are expected to be used primarily for data center expansion, including to partially fund the lease or purchase of additional property or properties on which to build additional WhiteFiber data centers, to construct those facilities, to enter into additional energy service agreements for each additional site, to purchase related equipment, and for potential acquisitions, partnerships and joint ventures related thereto, and for working capital and general corporate purposes.

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

Use of Proceeds

On August 6, 2025, our registration statement on Form S-1 (File No. 333-288650) (the “Registration Statement”) for our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement. As of March 31, 2026, the Company had expended approximately $246.5 million of the net proceeds of the IPO for the construction of plant, building and facilities, $45.9 million for the purchase and installment of machinery and equipment, and $0.2 million for real estate.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment and Replacement of Royal Bank of Canada Credit Facility

On April 27, 2026, the Company entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. The Company and RBC are currently in discussions regarding new syndicated credit facilities, including (i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan, (ii) an accordion facility of CAD $25 million (approximately $17.9 million) and (iii) the CAD $8 million (approximately $5.7million) revolving facility.

10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025

3.2	Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2025).

4.1	Indenture, dated January 26, 2026, between WhiteFiber, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 26, 2026).

4.2	Form of Global Note representing WhiteFiber, Inc.’s 4.500% Convertible Senior Notes due 2031 (included within Exhibit 4.1).

10.1	Form of Zero-Strike Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 26, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith (unless otherwise noted as being furnished herewith).

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteFiber, Inc.

Date: May 14, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Erke Huang
Erke Huang
Chief Financial Officer
(Principal Financial Officer)