Form 10-Q
period 2026-06-30
WhiteFiber, Inc.
filed 2026-08-12
CIK 2042022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42780

WHITEFIBER, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	61-2222606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, Suite 30, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 801-0779

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	WYFI	The Nasdaq Stock Market LLC

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

As of August 10, 2026, the registrant had 38,848,118 Ordinary Shares, $0.01 par value per share, outstanding.

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

You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include, but are not limited to:

●	our ability to integrate the operations of Enovum (as defined below) and any hereafter acquired companies into our HPC Business (as defined below) segment;

●	our ability to purchase GPUs (as defined below) on a timely basis to service our cloud service customers;

●	supply chain disruptions, which may have a material adverse effect on the Company’s performance;

●	our failure to effectively manage our growth, strategic investments, combination, joint-ventures, acquisitions or alliances, which could disrupt our business;

●	the loss of any member of our executive management team

●	capital markets and interest rate risks;

●	significant customer concentration;

●	our failure to innovate and provide cloud services to our customers and partners;

●	a substantial decrease in the demand for data centers;

●	volatility in the supply and price of power in the open markets;

●	our limited history of operating as an independent public company;

●	export restitution and tariffs, particularly with Canada concerning our supplies and operations;

●	issues in the development and use of AI (as defined below);

●	regulations that target AI, and governmental regulations;

●	other legal obligations related to data privacy, data protection and information security;

●	our ability to obtain project-level or permanent financing on favorable terms, or at all, to fund the construction and buildout of our data center facilities;

●	risks related to the timing of data center construction, commissioning, and deployment of IT load at our facilities, including the NC-1 campus, which may be subject to delays beyond our control;

●	our reliance on anchor tenants at key data center sites, including our dependence on Nscale as the sole contracted tenant at our NC-1 campus; and

●	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1.A of this Form 10-Q and in other reports that the Company files from time to time with the SEC.

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

Item 1. Financial Statements and Supplementary Data

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

(Expressed in thousands, except for the number of shares)

	June 30, 2026	December 31, 2025
		(audited)
ASSETS
Current assets
Cash and cash equivalents	$56,056	$114,441
Restricted cash	4,313	3,857
Accounts receivable, net	23,243	23,922
Net investment in lease - current, net	2,573	4,261
Other current assets, net	21,184	21,269
Total current assets	107,369	167,750

Non-current assets
Deposits for property, plant, and equipment	33,400	52,738
Property, plant, and equipment, net	651,085	336,639
Goodwill	19,402	20,146
Intangible assets, net	12,001	12,821
Operating lease right of use assets, net	16,614	11,574
Finance lease right of use assets, net	-	12,602
Net investment in lease - non-current, net	8,375	9,687
Investment security	1,000	1,000
Deferred tax assets	7,523	2,594
Other non-current assets, net	24,123	23,801
Total non-current assets	773,523	483,602

Total assets	$880,892	$651,352

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$13,347	$8,101
Current portion of deferred revenue	17,909	7,997
Current portion of operating lease liabilities	5,158	5,208
Current portion of finance lease liabilities	-	12,911
Short-term debt and current portion of long-term debt - third parties, net	28,436	-
Short-term debt - related parties, net	29,306	-
Income tax payable	289	-
Other payables and accrued liabilities	41,555	48,308
Total current liabilities	136,000	82,525

Non-current liabilities
Non-current portion of deferred revenue	125,201	71,554
Non-current portion of operating lease liabilities	10,218	5,277
Convertible note payable, net	222,594	-
Long-term debt - third parties, net	25,464	-
Deferred tax liabilities	9,808	5,699
Other long-term liabilities	6,279	-
Amounts due to related parties	7,942	3,833
Total non-current liabilities	407,506	86,363

Total liabilities	$543,506	$168,888

Commitments and contingencies (Note 18)

Shareholders’ equity
Preference shares, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 38,841,201 and 38,344,239 shares issued, 38,841,201 and 38,344,239 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	388	383
Additional paid-in capital	390,974	504,732
Accumulated deficit	(51,556)	(24,538)
Accumulated other comprehensive (loss) income	(2,420)	1,887
Total Shareholders’ equity	337,386	482,464
Total liabilities and shareholders’ equity	$880,892	$651,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Cloud services	$23,806	$16,595	$40,573	$31,438
Colocation services	4,726	1,729	9,500	3,367
Other	307	338	689	619
Total revenues	28,839	18,662	50,762	35,424

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Cloud services	(9,963)	(6,513)	(16,742)	(12,619)
Colocation services	(1,747)	(688)	(3,699)	(1,200)
Depreciation and amortization expenses	(6,567)	(5,140)	(13,008)	(8,970)
Impairment of capitalized software assets	(5,006)	-	(5,006)	-
General and administrative expenses	(14,811)	(15,477)	(32,582)	(19,754)
Total operating expenses	(38,094)	(27,818)	(71,037)	(42,543)

Loss from operations	(9,255)	(9,156)	(20,275)	(7,119)

Net gain from disposal of property and equipment	-	-	1,822	-
Interest expense - third parties	(4,578)	-	(6,573)	-
Interest expense - related parties	(1,438)	-	(1,438)	-
Other (expense) income, net	(454)	769	(220)	754
Total other (expense) income, net	(6,470)	769	(6,409)	754

Loss before income taxes	(15,725)	(8,387)	(26,684)	(6,365)

Income tax benefit (expense)	749	(446)	(334)	(1,041)
Net loss	$(14,976)	$(8,833)	$(27,018)	$(7,406)
Other comprehensive loss
Foreign currency translation adjustment	$(2,339)	$3,428	$(4,307)	$2,924
Total comprehensive loss	$(17,315)	$(5,405)	$(31,325)	$(4,482)

Weighted average number of ordinary share outstanding
Basic	38,662,914	27,043,750	38,395,942	27,043,750
Diluted	38,662,914	27,043,750	38,395,942	27,043,750

Loss per share
Basic	$(0.39)	$(0.33)	$(0.70)	$(0.27)
Diluted	$(0.39)	$(0.33)	$(0.70)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	Ordinary Shares	Par Value	Additional Paid-in capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances as of December 31, 2024	27,043,750	$270	$170,878	$145	$(1,566)	$169,727
Net Parent Investment	-	-	49,975	-	-	49,975
Other comprehensive loss	-	-	-	-	(505)	(505)
Net income	-	-	-	1,428	-	1,428
Balances as of March 31, 2025	27,043,750	$270	$220,853	$1,573	$(2,071)	$220,625
Net Parent Investment	-	-	92,749	-	-	92,749
Other comprehensive income	-	-	-	-	3,428	3,428
Net loss	-	-	-	(8,833)		(8,833)
Balances as of June 30, 2025	27,043,750	$270	$313,602	$(7,260)	$1,357	$307,969

Balances, December 31, 2025	38,344,239	$383	$504,732	$(24,538)	$1,887	$482,464
Share-based compensation expense	-	-	53	-	-	53
Share-based compensation in connection with issuance of ordinary shares to employees	123,421	1	1,927	-	-	1,928
Share-based compensation in connection with issuance of ordinary shares to consultants	140,678	2	2,144	-	-	2,146
Purchase of zero-strike call option in connection with issuance of convertible notes	-	-	(120,000)	-	-	(120,000)
Other comprehensive loss	-	-	-	-	(1,968)	(1,968)
Net loss	-	-	-	(12,042)	-	(12,042)
Balances as of March 31, 2026	38,608,338	$386	$388,856	$(36,580)	$(81)	$352,581
Share-based compensation expense	-	-	(266)	-	-	(266)
Share-based compensation in connection with issuance of ordinary shares to employees	118,637	1	2,078	-	-	2,079
Share-based compensation in connection with issuance of ordinary shares to consultants	17,355	-	307	-	-	307
Redemption of exchangeable shares	96,871	1	(1)	-	-	-
Other comprehensive loss	-	-	-	-	(2,339)	(2,339)
Net loss	-	-	-	(14,976)	-	(14,976)
Balances as of June 30, 2026	38,841,201	$388	$390,974	$(51,556)	$(2,420)	$337,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Expressed in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(27,018)	$(7,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	13,008	8,970
Amortization of discount on convertible note issued	476	-
Amortization of discount on debt - third parties	468	-
Amortization of discount on debt - related parties	329	-
Share-based compensation expenses	11,006	-
Impairment of capitalized software assets	5,006
Gain from disposal of property, plant, and equipment	(1,822)	-
Current expected credit losses	2,212	-
Changes in assets and liabilities:
Accounts receivable	(1,561)	(1,187)
Net investment in lease	1,965	1,342
Other current assets	21	3,275
Right-of-use assets	2,758	2,324
Other non-current assets	(332)	(766)
Accounts payable	5,344	(1,100)
Income tax payable	289	(226)
Other payables and accrued liabilities	6,292	8,504
Other long-term liabilities	6,279	(393)
Deferred revenue	63,608	(19,040)
Lease liabilities	(3,117)	(2,173)
Deferred tax liabilities	(711)	1,043
Amounts due to related parties	4,605	-
Net Cash Provided by (Used in) Operating Activities	89,105	(6,833)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant, and equipment	(344,712)	(130,961)
Proceeds from disposal of property, plant and equipment	26,082	-
Net Cash Used in Investing Activities	(318,630)	(130,961)

Cash Flows from Financing Activities:
Net transfers from parent	-	142,723
Net proceeds from issuance of convertible debt	222,118	-
Purchase of zero-strike call option	(120,000)	-
Net proceeds from issuance of debt - third parties	53,308	-
Net proceeds from issuance of debt - related parties	29,100	-
Repayment of finance lease liabilities	(12,599)	-
Net Cash Provided by Financing Activities	171,927	142,723

Net (decrease) increase in cash, cash equivalents and restricted cash	(57,598)	4,929
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(331)	(203)
Cash, cash equivalents and restricted cash, beginning of period	118,298	15,405
Cash, cash equivalents and restricted cash, end of period	$60,369	$20,131

Supplemental Cash Flow Information
Cash paid for interest expense	$32	-
Cash paid for income taxes, net of (refunds)	$1,046	$225
Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$8,305	$30,863
Extinguishment of finance lease by acquiring underlying assets	$12,472	-
Reclassification of deposits to property, plant and equipment	$57,765	$79,535
Net investment in sales-type lease of equipment	$1,051	-
Construction in progress included in Other payables and accrued liabilities	$(21,486)	-

Reconciliation of cash, cash equivalents and restricted cash

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$56,056	$114,441
Restricted cash	4,313	3,857
Total	$60,369	$118,298

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

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital Inc. (“Bit Digital” or “BTBT”), pursuant to which Bit Digital contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber (the “Registration Statement”) was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, Bit Digital owns approximately 69.6% of WhiteFiber.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership

WhiteFiber AI, Inc. (“WF AI”)	●	A Delaware corporation	100% owned by WhiteFiber, Inc.
	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

WhiteFiber Iceland ehf (“WF Iceland”)	●	An Icelandic company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (“WF HPC”)	●	A Delaware corporation	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

Enovum MTL I LP (“MTL-1”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on August 12, 2025
	●	Engaged in HPC data center services

Enovum MTL II LP (“MTL-2”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on December 6, 2024
	●	Engaged in HPC data center services

Enovum Saint-Jerome LP (“MTL-3”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on April 4, 2025
	●	Engaged in HPC data center services

WhiteFiber Canada, Inc. (“WF Canada”)	●	A Canadian company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on March 11, 2025
	●	Engaged in cloud services

Enovum NC-1 BIDCO, LLC (“Enovum NC”)	●	A Delaware company	100% owned by Enovum NC-1 Venture LLC
	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

WhiteFiber Japan GK (“WF Japan”)	●	A Japanese company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on May 22, 2025
	●	Engaged in cloud services

WhiteFiber Australia II Pty Ltd	●	An Australian company	100% owned by WhiteFiber, Inc.
	●	Incorporated on February 6, 2026
	●	Engaged in cloud services

WhiteFiber APAC PTE Ltd	●	A Singapore company	100% owned by WhiteFiber, Inc.
	●	Incorporated on May 25, 2026
	●	Engaged in cloud services

WhiteFiber Singapore I PTE Ltd	●	A Singapore company	100% owned by WhiteFiber, Inc.
	●	Incorporated on May 4, 2026
	●	Engaged in cloud services

WhiteFiber (BVI) I Ltd	●	A British Virgin Islands company	100% owned by WhiteFiber Singapore I PTE Ltd
	●	Incorporated on May 22, 2026
	●	Engaged in cloud services

WhiteFiber France I SAS	●	A French company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on May 27, 2026
	●	Engaged in cloud services

Enovum NC-1 Venture LLC	●	A Delaware company	100% owned by WhiteFiber, Inc.
	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, amounts are stated in thousands of U.S. dollars, except for share and per share data. The financial statements presented for periods on or after August 6, 2025, the date on which the Contribution was completed, are presented on a consolidated basis, and include the financial position, results of operations and cash flows of the Company. The financial statements for the periods prior to August 6, 2025 are presented on a combined basis, and reflect the historical combined financial position, results of operations and cash flows of WhiteFiber, as the operations were under common control of Bit Digital and reflect the historical combined financial position, results of operations and cash flows of those legal entities. Intercompany transactions and balances have been eliminated.

The financial information for the periods prior to August 6, 2025 represents the historical combined financial position and results of operation of WhiteFiber AI, incorporated on October 19, 2023. The results of Enovum (as defined below) are reflected following its acquisition on October 11, 2024. This information is derived from the consolidated financial statements and accompanying records of Bit Digital using the historical results of operations and historical basis of assets and liabilities of the Company. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the condensed combined financial statements. The financial statements also include expense allocations for certain functions provided by Bit Digital, including, but not limited to, certain general corporate expenses related to finance, tax, investor relations, and marketing. These general corporate expenses are included in the condensed consolidated statements of operations within general and administrative expenses. Direct usage has been used to attribute expenses that are specifically identifiable to the Company, where practicable. In certain instances, these expenses have been allocated to the Company primarily based on the percentage of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided relative to the benefits received. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the period presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party.

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

Management believes all adjustments necessary for a fair statement of balance sheet, results of operations, and cash flows have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year.

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

Fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

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

Below is the roll forward of the balance of deposits for property, plant and equipment for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively.

	June 30, 2026	December 31, 2025
Opening balance	$52,738	$35,743
Reclassification to property, plant, and equipment	(57,765)	(120,958)
Addition of deposits for property, plant, and equipment	38,427	137,953
Ending balance	$33,400	$52,738

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

Estimated Useful Life
Cloud service equipment	5 years
Colocation service equipment	10 to 15 years
Building	20 to 25 years
Leasehold improvements	15 years
Purchased and internally developed software	1 to 5 years
Other property and equipment	20% to 30%

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

Investment security

As of June 30, 2026 and December 31, 2025, investment security represents the Company’s investment in a privately held company via a simple agreement for future equity (“SAFE”).

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

Debt

Notes and loans payable (short-term and long-term debt)

Notes and loans payable are presented as short-term and long-term debt in the consolidated balance sheet and recognized initially at the amount of proceeds received, net of related debt discount and debt issuance costs, and are subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the condensed consolidated statements of operations over the term of the related debt. Notes and loans payable are classified as current or long-term debt liabilities based on their contractual maturities, or earlier if a default, cross-default, or other contractual provision entitles the lender to accelerate repayment within twelve months of the balance sheet date. The Company has also borrowed funds from a related party that holds a majority ownership interest in the Company. Such related-party debt is accounted for on the same basis as the Company’s third-party notes and loans payable and is presented separately from third-party debt on the condensed consolidated balance sheets. See Note 17. Related Party Transactions, for further details.

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

Deferred revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of June 30, 2026. Deferred revenues are recognized as revenue when recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to our cloud services, including cloud services operations - electricity costs, data center lease expense, GPU servers lease expense, third party customer support fee, and other relevant costs, and (ii) direct production costs related to our colocation services, including electricity costs, lease costs data center employees’ wage expenses, and other relevant costs.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of June 30, 2026 or on the statements of operations for the three and six months ended June 30, 2026.

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

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of June 30, 2026, capitalized costs to obtain a contract totaled $24.2 million, and the outstanding commission expense payable was $12.3 million, which is included within Other payables and accrued liabilities. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of June 30, 2026 and December 31, 2025, there were no contract assets.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2026 and December 31, 2025, contract liabilities were $143.1 million and $79.6 million, respectively.

During the three months ended June 30, 2026 and 2025, $0.7 million and $11.4 million, respectively, and during the six months ended June 30, 2026 and 2025, $1.4 million and $22.5 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$36,053	$93,465	$94,835	$95,285	$94,021	$519,236	$932,895
Cloud Services	21,627	43,254	10,265	-	-	-	75,146
Total remaining performance obligations	$57,680	$136,719	$105,100	$95,285	$94,021	$519,236	$1,008,041

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

During the three months ended June 30, 2026 and 2025, $4.3 million and $1.7 million, respectively, and during the six months ended June 30, 2026 and 2025, $9.5 million and $3.7 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

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

Real Estate Acquisition – Saint-Jérôme, Québec

On May 8, 2026, the Company acquired the land and building comprising its MTL-3 facility in Saint-Jérôme, Québec, for a fixed purchase price of CAD $24.2 million, including related transaction costs of CAD $0.5 million, totaling CAD $24.7 million (approximately $17.3 million). The acquisition was completed pursuant to the purchase option contained in the original 20-year lease agreement dated April 11, 2025.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the condensed consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $17.3 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

5. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Funds held in escrow	$4,384	$4,000
Prepaid consulting service expenses	336	1,260
Deferred contract costs	2,418	2,191
Prepayment to third parties (a)	8,021	8,773
Receivable from third parties	5,949	4,792
Others	76	253
Total	$21,184	$21,269

(a)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

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

On April 11, 2025, the Company entered into a 20-year data center lease agreement in Saint-Jérôme for its data center colocation services, with two five-year extension options and a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The option was exercised on January 14, 2026 and the purchase of MTL-3 was closed on May 8, 2026. During the first quarter of 2026, the Company remeasured its finance lease liability and right-of-use asset due to a change in the expected closing date of the underlying purchase. No cash was exchanged in this transaction. In the second quarter, upon the purchase of MTL-3, the Company derecognized the finance lease liability of $12.4 million and the right-of-use asset of $12.6 million. The acquired land, building and related improvements were recognized within property, plant and equipment. Refer to Note 7. Property, Plant and Equipment, Net for further details on this transaction.

As of June 30, 2026 and December 31, 2025, right-of-use asset and lease liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Operating right-of-use assets	$16,614	$11,574
Finance right-of-use assets	-	12,602
Total right-of-use-assets	$16,614	$24,176

Operating lease liabilities	$15,376	$10,485
Finance lease liabilities	-	$12,911
Total lease liabilities	$15,376	$23,396

Operating right-of-use assets are recorded net of accumulated amortization of $10.5 million and $7.4 million as of June 30, 2026 and December 31, 2025, respectively.

Finance lease right-of-use asset is recorded net of accumulated amortization of $0.1 million as of December 31, 2025. There was no finance lease right-of use asset as of June 30, 2026.

For the three months ended June 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $1.6 million and $1.3 million, respectively.

For the six months ended June 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $3.1 million and $2.4 million, respectively.

For the three months ended June 30, 2026, the Company’s interest expense and amortization on the finance lease were $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2025, the Company’s interest expense and amortization on the finance lease were $nil.

For the six months ended June 30, 2026, the Company’s interest expense and amortization on the finance lease were $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2025, the Company’s interest expense and amortization on the finance lease were $nil.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$7,551	$5,473	$13,044	$10,547
Finance lease costs	119	-	427	-
Short-term lease costs	56	56	112	112
Sublease income	(6)	(7)	(13)	(13)
Total lease costs	$7,720	$5,522	$13,570	$10,646

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash outflows from operating leases	$(2,382)	$(1,723)	$(3,941)	$(3,050)
Operating cash outflows from finance lease	$(63)	$-	$(216)	$-
Financing cash outflows from finance lease	$(12,191)	$-	$(12,464)	$-
Weighted average remaining lease term – operating lease	8.9	21.4	8.9	21.4
Weighted average remaining lease term – finance lease	-	-	-	-
Weighted average discount rate – operating leases	8.3%	6.5%	8.3%	6.5%
Weighted average discount rate – finance lease	-	-	-	-

The following table represents our future minimum operating lease payments as of June 30, 2026:

Year	Amount
2026	$3,268
2027	4,280
2028	2,465
2029	2,304
2030	2,358
Thereafter	5,760
Total undiscounted lease payments	20,435
Less: present value discount	(5,059)
Present value of operating lease liabilities	$15,376

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended June 30, 2026 and 2025, the GPU server lease expense amounted to $5.6 million and $3.7 million, respectively and for the six months ended June 30, 2026 and 2025, the GPU server lease expense amounted to $9.3 million and $7.5 million, respectively.

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

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income related to net investment in lease	$307	$338	$689	$619

Interest income is included in the condensed consolidated statements of operations under the caption “Revenue - Other.”

The components of net investment in sales-type leases were as follows:

	June 30, 2026	December 31, 2025
Net investment in lease - lease payment receivable	$10,948	$13,948

In the second quarter of 2026, the Company terminated an existing sales-type lease with a customer, derecognizing $1.4 million of net investment in lease and reclassifying the underlying assets to property, plant, and equipment at their carrying value. The Company then entered into a new sales-type lease with a customer, derecognizing those assets out of property, plant, and equipment and recognizing them as net investment in lease at $0.7 million, the present value of the lease receivable. This transaction resulted in a $0.3 million profit, recorded as "Other income" on the condensed consolidated statement of operations (see Note 7. Property, plant and equipment, for further detail).

The following table illustrates the Company’s future minimum receipts for sales-type lease as of June 30, 2026:

Year	Sales-Type Lease
2026	$1,819
2027	3,637
2028	3,637
2029	3,428
2030	849
Total future minimum receipts	13,370
Unearned interest income	(2,393)
Less: Current expected credit losses	(29)
Net investment in lease, net	$10,948

The present value of minimum sales-type receipts of $10.9 million is included in the condensed consolidated balance sheets under the caption “Net investment in lease.”

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of June 30, 2026 were as follows:

Year	Operating Lease
2026	$13
2027	25
2028	25
2029	25
2030	25
Thereafter	46
Total future receipts	$159

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	June 30, 2026	December 31, 2025
Cloud service equipment	$120,999	$146,589
Colocation service equipment	33,511	31,875
Purchased and internally developed software	295	4,633
Land	11,520	6,511
Building	41,360	-
Leasehold improvements	4,044	30,088
Other property and equipment	72	36

Less: Accumulated depreciation	(45,304)	(40,136)
	166,497	179,596
Construction in progress	484,588	157,043
Property, plant, and equipment, net	$651,085	$336,639

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses for property, plant and equipment were $6.4 million and $5.1 million, respectively and for the six months ended June 30, 2026 and 2025, depreciation and amortization expenses were $12.6 million and $8.8 million, respectively. Construction in Progress represents assets received but not placed into service as of June 30, 2026 and December 31, 2025.

For the three and six months ended June 30, 2026 we had an impairment charge of $5.0 million (as described in the section below, Disposals of Property, Plant and Equipment). There were no impairment charges during the three and six month ended June 30, 2025.

During 2024 and 2025, the Company purchased data storage and network equipment that was subsequently derecognized from property, plant and equipment upon entering into sales-type lease arrangements, with the related assets recorded as net investments in leases, totaling approximately $10.6 million and $7.9 million, respectively. In the second quarter of 2026, upon termination of a customer agreement, the Company derecognized a net investment in lease of $1.4 million for the related assets and recognized the amount in property, plant, and equipment. The Company then entered into a new sales-type lease arrangement with a customer, and the carrying value of the associated assets were derecognized from property, plant and equipment at their carrying value of $0.3 million, with the related assets recorded as net investment in leases. Refer to Note 6. Leases for further details.

On May 8, 2026, the Company acquired the MTL-3 property following the exercise of the purchase option under the related data center lease agreement (refer to Note 6. Leases). The purchase price of CAD $24.2M (approximately $ 17.3 million), and the capitalized transactions costs of CAD $1.4M (approximately $1.0 million), was allocated between land and building based on their relative fair value.

Disposals of Property, Plant and Equipment

For the six months ended June 30, 2026, the Company sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain from disposal of property, plant and equipment. As of the date of this Form 10-Q, the Company has collected the full cash consideration of $26.1 million.

During the six months ended June 30, 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the six months ended June 30, 2026. The impairment charge is presented as a separate line item within operating expenses in the accompanying consolidated statements of operations and is excluded from depreciation and amortization expense.

8. INVESTMENT SECURITY

As of June 30, 2026 and December 31, 2025, investment security represents the Company’s investment of $1.0 million in a privately held company via a simple agreement for future equity (“SAFE”).

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

The Company accounted for this investment under ASC 320, Investments – Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the condensed consolidated statements of operations.

At June 30, 2026, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. The Company did not recognize any upward or downward adjustment to the value of the investment for the three or six months ended June 30, 2026.

The SAFE agreement was replaced and superseded, in its entirety, by that certain Simple Agreement for Future Equity instrument of Canopy dated as of June 30, 2024 (the “New SAFE”) between the Canopy and WhiteFiber HPC, Inc. Pursuant to that certain Surrender and Termination Agreement, dated as of August 10, 2026, by and among Canopy, WhiteFiber HPC, Inc. and WhiteFiber AI, Inc., the New SAFE was surrendered to Canopy and terminated on the same date.

PIPE Investment

On August 10, 2026, the Company entered into the PIPE Share Purchase Agreement with SAIHEAT Limited, an exempted company incorporated under the laws of the Cayman Islands (“SAIHEAT”). Pursuant to the PIPE Share Purchase Agreement, the Company purchased from SAIHEAT, an aggregate of 55,105 SAIHEAT’s Class A Ordinary Shares (the “PIPE Shares”) for aggregate proceeds of approximately $1.0 million at a per-share purchase price of $18.15 per share. The Company has neither control nor significant influence through investment in PIPE Shares. The Company is currently evaluating the appropriate accounting treatment for this investment under U.S. GAAP. The accounting for this investment had not been finalized as of the date these financial statements were issued and will be reflected in the Company's financial statements in the third quarter of 2026. Four members of Bit Digital’s management, including Erke Huang, Bit Digital’s Chief Financial Officer, participated in the PIPE transaction in their personal capacity as investors and invested $0.5 million each in SAIHEAT.

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Deposits (a)	$653	$405
Deferred contract costs	21,761	22,969
Deferred financing costs	335	-
Prepayment to third parties	857	-
Others	518	427
Less: Current expected credit losses	(1)	-
Total	$24,123	$23,801

(a)	The balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services. The deposits are refundable upon expiration of the agreement.

10. DEBT

2031 Convertible notes

On January 26, 2026, the Company issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031 (the “2031 Notes”), including the exercise in full by the initial purchasers of the 2031 Notes of their option to purchase up to an additional $20.0 million principal amount of the 2031 Notes. The 2031 Notes bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. The 2031 Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of January 26, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The net proceeds from the 2031 Notes offering, after deducting initial purchasers’ discounts and offering expenses, were approximately $222.1 million, including the proceeds from the exercise in full of initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The Company used approximately $120 million of the proceeds of the 2031 Notes offering to enter into a zero-strike call option transaction. The estimated fair value of the 2031 Notes was determined to be approximately $407.27 million as of June 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2031 Notes bear a 4.500% fixed interest rate, the effective interest rate for the notes as of June 30, 2026 was 5.37%, primarily reflecting the accretion of debt issuance costs.

Noteholders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its ordinary shares, or a combination of cash and ordinary shares, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1 thousand principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.5% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture.

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

The Company accounts for the 2031 Notes as a single instrument. As of June 30, 2026, none of the conditions permitting the holders of the 2031 Notes to convert their notes early had been met, and to require the Company to repurchase the 2031 Notes for cash. Therefore, the 2031 Notes are classified as long-term.

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

The following table summarizes the balances of the convertible notes:

As of June 30, 2026
Convertible note	$230,000
Less: unamortized debt issuance costs and debt discount	(7,406)
Subtotal	222,594
Less: current portion	-
Convertible notes, net of current portion	$222,594

Accrued cumulative interest	$4,432

The following table summarizes the balances of the Company’s other short-term and long-term debts:

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-Term Debt:
Delayed Draw Term Loan Facility	$30,000	$(694)	$29,306
B. Riley Facility	20,000	(564)	19,436
Iceland Facility - Current	9,000	-	9,000
Long-Term Debt:
Iceland Facility - Non-current	9,000	(370)	8,630
Royal Bank of Canada Facility	17,339	(505)	16,834
Total term debt			$83,206

Iceland Facility

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

No separate guarantee liability is recognized in the consolidated financial statements as the guarantees provided by the Guarantors are intercompany arrangements that are eliminated upon consolidation under ASC 810-10-45-18. The guarantees are disclosed herein pursuant to the disclosure requirements of ASC 460-10-50-4.

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

In connection with the entry into the Facility, the Borrower paid an arrangement fee of $0.2 million (1.111% of the amount drawn), together with legal, documentation, and other third-party costs, for total debt issuance costs and debt discount of approximately $0.4 million, which were recorded as a direct deduction from the carrying amount of the Facility. The Facility also includes customary financial maintenance covenants, including leverage, equity, and loan to value ratios. The Company was in compliance with required covenants for all applicable periods presented.

The Facility permits voluntary prepayments, subject in certain cases to prepayment fees, and includes mandatory prepayment provisions in connection with specified events, including certain asset disposals and insurance proceeds, all as set out in the facility agreement.

As of June 30, 2026, the Facility had an effective interest rate of 10.64%, which includes the stated interest rate of 7.92%.

Royal Bank of Canada Facility

On June 18, 2025, the Company entered into a non-recourse credit facility (“Credit Facility”) with the Royal Bank of Canada (“RBC”). The Credit Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) to finance its data centers business.

The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three-year lease facility in the amount of $18.5 million. The lease facility provided for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC could cancel any unutilized portion of the Credit Facility after June 30, 2026. The interest rate was fixed based on the rental rate determined by RBC for the three-year term of the lease.

●	Non-revolving term loan facility in the amount of $19.6 million to refinance the Company’s purchase of the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center in Montreal Canada. The interest rate of the real estate term loan facility was to determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest was due 30 days after drawdown and was repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility was available for the 36-month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of $5.8 million and other related supporting documents.

The company agreed to certain financial covenants included maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027. The facilities had not been authorized for use by the lender, as certain conditions precedent had not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under this facility.

On April 27, 2026, the Company entered into an amended credit agreement (“Amended Credit Agreement”) with RBC. This agreement replaces the original Credit Agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The Amended Credit Agreement provides for an authorized credit facility of CAD $28 million (approximately $20 million). On May 8, 2026, the Company drew CAD $24.7 million (approximately $17.3 million) to finance the acquisition of the MTL-3 facility and its related transaction costs.

Borrowings under the facility bore interest, at the Company’s option, at either (i) Daily Simple CORRA plus 2.75% per annum or (ii) Royal Bank Prime plus 1.00% per annum, with the prime-based rate serving as the default option. The facility had a six-month term from the date of drawdown and required interest-only payments during the term, with the outstanding principal due in full at maturity. The specific borrowing terms were established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

Additionally, RBC provided a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees were determined on a transaction-by-transaction basis, and the facility was available for a 12-month term. As of June 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio. As of June 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

On July 15, 2026, the Amended Credit agreement was repaid in full and refinanced through the Syndicated RBC Credit Facility agreement. The revolving facility from the Amended credit agreement in the form of Letters of Credit and Letters of Guarantee remains in place.

Syndicated RBC Credit Facility Agreement

On July 6, 2026, the Company’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits the Company to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated Credit Facility Agreement bear interest, at the Company’s option, at either (i) CORRA-based benchmark rate for such interest period plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

The Syndicated Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including the Company's MTL-2 and MTL-3 properties and related improvements and equipment

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

On July 15, 2026, the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

Delayed Draw Term Loan Facility

On May 20, 2026, Enovum NC-1 Venture, LLC (the “Borrower”), a subsidiary of the Company, entered into a Delayed Draw Term Loan Facility and Security Agreement (the “Delayed Draw Term Loan Facility”) with Bit Digital Capital, Inc. (the “Lender”), a subsidiary of Bit Digital, providing up to $100 million of available borrowings. The obligations under the Delayed Draw Term Loan Facility are guaranteed by WhiteFiber Operating Partnership, LP (“the Guarantor”).

The available borrowing may be increased to $150 million, subject to the terms and conditions of the agreement. The Delayed Draw Term Loan Facility may be drawn in multiple tranches during an availability period, with a minimum draw amount of $1 million per draw. Any undrawn commitments are canceled at the end of the availability period.

The Delayed Draw Term Loan Facility bears interest at an initial rate of 9.5% per annum, and provides for a rate step down when the following conditions are satisfied: (i) the development of a 40 megawatt phase buildout of an HPC data center located at NC-1 has been substantially complete and (ii) at least 80% of the phase I data center capacity has been leased to tenants at market rates. The loan also includes a MOIC Amount payable upon maturity. The MOIC Amount is equal to the positive difference of (a) (i) 1.1 multiplied by (ii) the principal amount of any advance (excluding any original issue discount) and (b) the cumulative amount of all payments (including interest, payment-in-kind interest, and fees) received by the Lender.

The Delayed Draw Term Loan Facility is secured by first-ranking security over 100% of the Company’s shareholding in Enovum NC-1 Topco, Inc (“the Collateral”) and provides for a Collateral step down in the event Enovum NC-1 Bidco, LLC or another affiliate of Borrower obtains loan financing from institutional investors or other form of permanent financing in respect of the financing of NC-1. Upon the occurrence of such event, the Lender will release any and all liens and security interests it may have in respect of the Collateral. The Delayed Draw Term Loan Facility also includes customary events of default, the occurrence of which could result in the acceleration of amounts outstanding.

In connection with the entry into the Delayed Draw Term Loan Facility, the Borrower is required to pay a commitment fee to the lender.

The Delayed Draw Term Loan Facility permits voluntary prepayments and includes mandatory prepayment provisions in connection with specified events, all as set out in the facility agreement.

On May 26, 2026 the Company executed two draw downs, for $20 million and $30 million, respectively, to support near-term growth initiatives in both its data centers and cloud services businesses, funded at original issue discount of 3%. The draw downs have a maturity of 90 days, and can be extended by 30 days upon mutual agreement of the Borrower, Lender, and Guarantor. Immediately following, on May 26, 2026, the $20 million note was assigned from Bit Digital to B. Riley Securities, Inc. (“B. Riley”).

As of June 30, 2026, the Delayed Draw Term Loan Facility had an effective interest rate of 50.6% which exceeded the contractual interest rate due to the inclusion of the contractual MOIC payment. The short-term nature of the facility resulted in a higher annualized effective interest rate.

On July 27, 2026, an additional $20 million was drawn down on the Delayed Draw Term Loan Facility and on July 31, 2026, an additional $10 million was drawn down. These draw downs each have a maturity of 180 days, and can be extended upon mutual agreement of the Borrower, Lender, and Guarantor.

B. Riley Facility

As discussed above, on May 26, 2026, Bit Digital assigned to B. Riley a $20 million note that was issued to Enovum NC-1 Venture, LLC under the Delayed Draw Term Loan Facility and Security Agreement.

As of June 30, 2026, the B. Riley Facility had an effective interest rate of 50.6%, which exceeded the contractual interest rate due to the inclusion of the contractual MOIC payment. The short-term nature of the facility resulted in a higher annualized effective interest rate.

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

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) which provides for share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 1,225,441 RSUs granted as of June 30, 2026.

From time to time, the Company grants equity awards under its 2025 Plan to employees of Bit Digital as consideration for services rendered to the Company. These awards are settled in shares of the Company’s ordinary shares and are accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

All awards granted under 2025 plan will settle in WhiteFiber’s ordinary shares and are approved by WhiteFiber’s Compensation Committee of the Board of Directors.

Restricted Stock Units

As of December 31, 2025, the Company had 266,783 awarded and unvested RSUs.

In May 2025, the Company entered into a director agreement with Ms. Ichi Shih, Chair of the Audit Committee. Pursuant to the terms of the agreement, as amended on August 6, 2025, Ms. Shih was allocated 7,059 RSUs with an aggregate value of $0.1 million, determined based on the IPO price. The RSUs were granted upon the commencement of trading of the Company’s ordinary shares on the Nasdaq Capital Market.

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

In 2024, Bit Digital entered into equity award agreements with certain Enovum employees, pursuant to which such employees have the opportunity to earn additional compensation in the form of Bit Digital’s performance RSUs (“PSU”) tied to Enovum’s achievement of Growth EBITDA associated with new data center sites. Following WhiteFiber’s IPO, the agreements were amended such that any earned PSUs are issued pursuant to the WhiteFiber, Inc. 2025 Omnibus Incentive Plan and settled in WhiteFiber RSUs. PSUs vest upon cumulative Growth EBITDA reaching CAD $5.0 million (CAD $0.5 million initial value), plus 10% of incremental Growth EBITDA thereafter, capped at CAD $100.0 million cumulative Growth EBITDA and CAD $10.0 million in total PSU value. Measurements commenced on December 31, 2025 and occur semi-annually. For the six months ended June 30, 2026, the Company recognized share-based compensation expenses of $4.7 million related to these PSU.

During the six months ended June 30, 2026, the Company granted 197,263 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

During the six months ended June 30, 2026, the Company granted 22,196 RSUs to employees. All of these RSUs were immediately vested.

During the six months ended June 30, 2026, the Company granted 19,083 RSUs to employees, which are subjected to a sixteen-quarter service vesting schedule.

During the six months ended June 30, 2026, the Company granted 45,750 RSUs to employees, which are subjected to a sixteen-quarter service with a one-year cliff vesting schedule.

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $3.4 million and $6.5 million (including the allocated stock compensation), respectively and for the six months ended June 30, 2026 and 2025, the Company recognized share-based expenses of $8.5 million and $6.7 million (including the allocated stock compensation), respectively for RSUs issued to employees and directors. As of June 30, 2026, the Company had $1.8 million unrecognized compensation costs related to these unvested RSUs.

As of June 30, 2026, the Company had 124,349 awarded and unvested RSUs.

Other share-based compensation

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $nil, respectively and for the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $59 thousand and $nil, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

For the three months ended March 31, 2026, the Company granted 152,444 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 139,225 shares were fully vested upon issuance, and the remainder of 13,219 shares vested in May 2026 for one consultant. The Company recognized share-based compensation expense of $2.1 million in connection with these grants.

In May 2026, the Company granted 2,683 RSUs to consultants under the 2025 Plan as consideration for services rendered. The RSUs vested immediately upon grant. The Company recognized share-based compensation expense of $70 thousand in connection with these grants.

For the three months ended June 30, 2026 and 2025, the Company recognized total share-based compensation expenses of $0.3 million and $nil, respectively, related to consultants. For the six months ended June 30, 2026 and 2025, the Company recognized total share-based compensation expenses of $2.4 million and $nil, respectively, related to consultants.

12. SHARE CAPITAL

Ordinary shares

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159.4 million, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23.9 million, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. As of the date of this Form 10-Q, Bit Digital owns approximately 69.6% of the issued and outstanding ordinary shares of WhiteFiber.

As of December 31, 2025, there were 38,344,239 ordinary shares issued and outstanding.

During the six months ended June 30, 2026, 400,091 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2025 Plan.

In May 2026, 96,871 ordinary shares were issued in connection with the redemption, on a one-for-one basis, of an equal number of exchangeable shares that had been issued in connection with the Company's acquisition of Enovum.

As of June 30, 2026, there were 38,841,201 ordinary shares issued and outstanding.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of June 30, 2026 are as follows:

As of June 30, 2026
Enovum Data Centers Corp.	$19,402
Total goodwill	$19,402

Finite-lived intangible assets

Finite-lived intangible assets consist of customer relationships. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table presents the Company’s finite-lived intangible assets as of June 30, 2026:

	As of June 30, 2026
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(1,485)	$12,001
Total	$13,486	$(1,485)	$12,001

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(665)	$12,821
Total	$13,486	$(665)	$12,821

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of June 30, 2026:

2026	$347
2027	693
2028	693
2029	693
2030	693
Thereafter	8,882
Total	$12,001

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2026 and June 30, 2025 was $0.2 million and $0.2 million, respectively and for the six months ended June 30, 2026 and June 30, 2025 was $0.4 million and $0.4 million, respectively. The Company did not identify any impairment of its finite-lived intangible assets during the six months ended June 30, 2026.

14. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income taxes	$(15,725)	$(8,387)	$(26,684)	$(6,365)
(Benefit from) provision for income taxes	$(749)	$446	$334	$1,041
Effective tax rate	4.8%	(5.3)%	(1.3)%	(16.3)%

The effective tax rate was 4.8% and (5.3)% for the three months ended June 30, 2026 and 2025, respectively, and (1.3)% and (16.3)% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rates for the six-month period primarily due to geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. As of June 30, 2026, WhiteFiber Inc and its subsidiaries were not able to benefit from current year foreign losses before taxes due to a valuation allowance recorded against deferred tax assets in certain foreign jurisdictions.

15. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(14,976)	$(8,833)	$(27,018)	$(7,406)
Weighted average number of ordinary share outstanding
Basic	38,662,914	27,043,750	38,395,942	27,043,750
Diluted	38,662,914	27,043,750	38,395,942	27,043,750

Loss per share
Basic	$(0.39)	$(0.33)	$(0.70)	$(0.27)
Diluted	$(0.39)	$(0.33)	$(0.70)	$(0.27)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended June 30, 2026, 124,349 unvested RSUs and 8.9 million ordinary shares issuable upon conversion of the 2031 Notes (based on the initial conversion rate of approximately $25.91 per ordinary share) were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the six months ended June 30, 2026, 124,349 unvested RSUs and 8.9 million ordinary shares issuable upon conversion of the 2031 Notes (based on the initial conversion rate of approximately $25.91 per ordinary share) were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three and six months ended June 30, 2025, the Company had no potentially dilutive ordinary share equivalents outstanding, as all outstanding shares were held by its parent and no equity awards or other convertible instruments were issued.

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

Other than the $19.4 million of goodwill from the Enovum acquisition allocated to the Colocation Services segment, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the condensed consolidated statements of operations and comprehensive (loss) income.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended June 30, 2026

	Cloud services	Colocation services	Total
Revenue from external customers	$23,806	$4,726	$28,532
Intersegment revenue	-	26	26
Segment revenue	23,806	4,752	28,558

Reconciliation of revenue
Other revenue (a)		307	307
Elimination of intersegment revenue			(26)
Total consolidated revenue			28,839

Less:
Electricity costs	739	758	1,497
Datacenter lease expense	1,578	70	1,648
GPU lease expense	5,601	-	5,601
Wage expense	-	253	253
Third-party customer support fees	1,250	-	1,250
Other segment items (b)	795	666	1,461
Intersegment cost of revenue	26	-	26
Segment cost of revenue	9,989	1,747	11,736

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(26)
Total consolidated cost of revenue			11,710

Segment gross profit	$13,817	$3,005	$16,822

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended June 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$16,595	$1,729	$18,324

Reconciliation of revenue
Other revenue (a)		338	338
Total consolidated revenue			18,662

Less:
Electricity costs	599	270	869
Datacenter lease expense	1,366	156	1,522
GPU lease expense	3,749	-	3,749
Wage expense	-	170	170
Other segment items (b)	799	92	891
Segment cost of revenue	6,513	688	7,201

Segment gross profit	$10,082	$1,041	$11,123

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Six Months Ended June 30, 2026

	Cloud services	Colocation services	Total
Revenue from external customers	$40,573	$9,500	$50,073
Intersegment revenue		35	35
Segment revenue	40,573	9,535	50,108

Reconciliation of revenue
Other revenue (a)		689	689
Elimination of intersegment revenue			(35)
Total consolidated revenue			50,762

Less:
Electricity costs	1,644	1,589	3,233
Datacenter lease expense	2,974	537	3,511
GPU lease expense	9,316	-	9,316
Wage expense	-	458	458
Third-party customer support fees	1,398	-	1,398
Other segment items (b)	1,410	1,115	2,525
Intersegment cost of revenue	35	-	35
Segment cost of revenue	16,777	3,699	20,476

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(35)
Total consolidated cost of revenue			20,441

Segment gross profit	$23,796	$5,836	$29,632

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Six Months Ended June 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$31,438	$3,367	$34,805

Reconciliation of revenue
Other revenue (a)		619	619
Total consolidated revenue			35,424

Less:
Electricity costs	1,189	493	1,682
Datacenter lease expense	2,640	307	2,947
GPU lease expense	7,497	-	7,497
Wage expense	-	170	170
Other segment items (b)	1,293	230	1,523
Segment cost of revenue	12,619	1,200	13,819

Segment gross profit	$18,819	$2,167	$20,986

(a)	Other revenue is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net income before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Segment gross profit	$16,822	$11,123	$29,632	$20,986

Reconciling Items:
Other revenue (a)	307	338	689	619
Depreciation and amortization expenses	(6,567)	(5,140)	(13,008)	(8,970)
Impairment of capitalized software assets	(5,006)	-	(5,006)	-
General and administrative expenses	(14,811)	(15,477)	(32,582)	(19,754)
Net gain from disposal of property and equipment	-	-	1,822	-
Other (expense) income, net	(454)	769	(220)	754
Interest expense - third parties	(4,578)	-	(6,573)	-
Interest expense - related parties	(1,438)	-	(1,438)	-
Net loss before taxes	$(15,725)	$(8,387)	$(26,684)	$(6,365)

(a)	Other revenue is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit

17. RELATED PARTIES

Related-party transactions

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial period, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8 thousand, a $6 thousand signing bonus, and eligibility for performance-based RSUs. Prior to February 2026, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provided bitcoin mining hosting services, but also benefited from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. In February 2026, the commercial relationship between Bit Digital USA Inc. and GreenBlocks ehf was terminated. Nonetheless, WhiteFiber Iceland ehf continues to engage GreenBlocks ehf under contract for consulting services pertaining to our high performance computing services in Iceland.

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

In August 2025, the Company entered into a Professional Services Agreement (“PSA”) with Pruitt Hall, a member of the Company’s Board of Directors, pursuant to which he provides consulting services in connection with the construction of the NC-1 facility. Under the PSA, the Company pays consulting fees ranging from $162 to $312 per hour, depending on the level of consultant involved, subject to a minimum of four hours, plus travel expenses, for the time spent on-site. The PSA may be terminated by either party upon thirty days prior written notice. There were consulting services provided under the PSA during the six months ended June 30, 2026 totaling $0.1 million. On July 30, 2026, the PSA was terminated.

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

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159.4 million before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23.9 million, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the Underwriters’ exercise of their over-allotment option in full, Bit Digital held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. As of the date of this Form 10-Q, Bit Digital owns approximately 69.6% of WhiteFiber.

Transition Services Agreement post-IPO

In addition, prior to the consummation of the Offering, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the Registration Statement. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with Bit Digital as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. As of August 1, 2026, Mr. Zhu was named as the Chief Financial Officer of WhiteFiber as Mr. Huang has relinquished his position and is only serving as Chief Financial Officer of Bit Digital. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. Following the IPO, related intercompany balances are expected to be settled in cash or reflected as payable arrangement, rather than the historical parent investment treatment used before the IPO. For the three and six months ended June, 30, 2026, the fees for these services were $0.9 million and $2.4 million, respectively. As of June 30, 2026, the fees payable by WhiteFiber to Bit Digital are $5.5 million.

Allocation of pre-IPO corporate expenses

Prior to the IPO, Bit Digital provided certain corporate support services to WhiteFiber, including finance, tax, investor relations, and marketing, but did not historically charge the WhiteFiber entities for those services. Bit Digital allocated a portion of Bit Digital’s general corporate expenses to WhiteFiber to reflect the costs of services that benefited WhiteFiber during the periods presented in the financial statements up to the date of the IPO. For the six months ended June, 30, 2025, the Company was allocated $2.8 million for these corporate services. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided relative to the benefits received. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. The pre-IPO allocated expenses were not expected to be settled in cash and were therefore treated as forgiven by Bit Digital and recorded within Parent company net investment.

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

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. As of the date of this Form 10-Q, $18 million has been drawn down under this Facility. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. Refer to Note 10. Debt for further details on this agreement.

On May 20, 2026, Enovum NC-1 Venture, LLC (the “Borrower”), a subsidiary of the Company, entered into a Delayed Draw Term Loan Facility and Security Agreement (the “Delayed Draw Term Loan Facility”) with Bit Digital Capital, Inc. (the “Lender”), a subsidiary of Bit Digital, providing up to $100 million of available borrowings. The available borrowing may be increased to $150 million, subject to the terms and conditions of the agreement. The obligations under the Delayed Draw Term Loan Facility are guaranteed by WhiteFiber Operating Partnership, LP. Refer to Note 10. Debt for further details on this agreement.

On July 15, 2026 Enovum NC-Bidco, LLC (the “Principal”), a subsidiary of the Company, entered into a $3 million surety bond from Great American Insurance Company in favor of Duke Energy Carolinas, LLC. The obligations under the surety bond are guaranteed by WhiteFiber, Inc. and Enovum NC-1 Bidco, LLC. Refer to Note 18. Commitments and contingencies for further details on this agreement.

Delayed Draw Term Loan Facility and Security Agreement

On May 20, 2026, the Company, entered into a Delayed Draw Term Loan Facility and Security Agreement (the “Delayed Draw Term Loan Facility”) with Bit Digital Capital, Inc., a subsidiary of Bit Digital, providing up to $100 million of available borrowings. The available borrowing may be increased to $150 million, subject to the terms and conditions of the agreement. Refer to Note 10. Debt for further details on this agreement.

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

As of June 30, 2026 the Company has not received an Electric Service Agreement of more than 99 MW. Thus, no contingent payment is payable as of the reporting date.

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

On July 15, 2026, the Company obtained a $3 million surety bond from Great American Insurance Company in favor of Duke Energy Carolinas, LLC. The surety bond serves as security for the Company’s payment obligations and may be drawn upon if the Company fails to remit payment to Duke Energy within 30 days after receiving a demand for payment.

As of June 30, 2026 management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

19. SUBSEQUENT EVENTS

Syndicated RBC Credit Facility Agreement

On July 6, 2026, the Company’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). See Note 10. Debt for additional information.

Delayed Draw Term Loan Facility and Security Agreement

On July 27, 2026, the Company drew down an additional $20 million and on July 31, 2026, the Company drew down an additional $10 million under its existing Delayed Draw Term Loan Facility agreement with Bit Digital Capital, Inc. See Note 10. Debt for additional information.

Data center lease in Sydney

On July 30, 2026, WhiteFiber Australia II Pty Ltd (f/k/a Aurix Digital Pty Ltd), a subsidiary of the Company, entered into a lease of data center space in Sydney, Australia to expand our cloud services offering. The lease, which is guaranteed by WhiteFiber, Inc., is scheduled to commence in the fourth quarter of 2026, has a term of 59 months, and carries a monthly rent of AUD 488 thousand (approximately $344 thousand).

Investment Security

On August 10, 2026, the Company entered into the PIPE Share Purchase Agreement with SAIHEAT Limited for aggregate proceeds of approximately $1.0 million at a per-share purchase price of $18.15 per share. Refer to Note 8. Investment Security for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report). Except for the statements of historical fact, this Form 10-Q contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this Form 10-Q. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. The following discussion may contain forward-looking statements that reflect WhiteFiber, Inc.’s plans, estimates and beliefs. WhiteFiber, Inc.’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, in the Annual Report and in Part II, Item 1.A of this Form 10-Q, particularly in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.” Before making an investment decision, you should carefully consider these risks, uncertainties and forward-looking statements.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in the Company’s periodic reports that are filed with the SEC and available on its website at http://www.sec.gov. If any material risk was to occur, our business, financial condition or results of operations would likely suffer. In that event, the value of our securities could decline and you could lose part or all of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. In addition, our past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results in the future. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, the Company does not assume a duty to update these forward-looking statements.

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

Based on their collective industry experience, our data center team is adept at bringing new sites online on an accelerated timeline. We are aggressively pursuing our development pipeline and intend to achieve an estimated 70 MW (gross) of total data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including our MTL-2, MTL-3, and NC-1 facilities. As of June 30, 2026, our pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. We follow a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, we may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of our control.

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

On May 20, 2025, we completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which we refer to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200 thousand per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of the Company, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 18. Commitments and contingencies to our condensed consolidated financial statements for further detail.

As the business grows, the Company’s ability to fund its operating needs will depend on the ongoing ability to generate positive cash flow from our operations and raise capital in the capital markets. Accordingly, the Company has entered into certain credit facilities to finance these areas of growth, including the RBC Facility Agreement discussed here. Refer to Liquidity and capital resources for further discussion on this Facility and other credit facilities of the Company.

RBC Credit Facility

On June 18, 2025, we entered into a non-recourse credit agreement with RBC (as subsequently amended on July 4, 2025, the “original credit agreement”) providing for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) of financing intended primarily to refinance the buildout of MTL-2 and to provide $5.8 million of revolving term financing. The facilities had not been authorized for use by the lender, as certain conditions precedent had not yet been satisfied, and accordingly no amounts were drawn and no borrowings were available under the original credit agreement.

On April 27, 2026, the Company entered into an amended credit agreement with RBC, replacing the original credit agreement dated June 18, 2025, as amended on July 4, 2025. The amended credit agreement provided for an authorized credit facility of CAD $28 million (approximately $20 million), the proceeds of which were used to finance the acquisition of the MTL-3 facility. The amended credit agreement also included a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee, available for a 12-month term. On July 15, 2026, the amended credit agreement was repaid in full and refinanced through the Syndicated RBC Credit Facility Agreement described below; the revolving Letters of Credit and Letters of Guarantee facility remains in place.

Syndicated RBC Credit Facility Agreement executed on July 6, 2026

On July 6, 2026, the Company’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”), The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits the Company to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated Credit Facility Agreement bear interest, at the Company’s option, at either (i) CORRA-based benchmark rate for such interest period plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

The Syndicated Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including the Company's MTL-2 and MTL-3 properties and related improvements and equipment

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

On July 15, 2026, the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

Nscale Services Agreement

In November 2025, our wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at our NC-1 facility. The agreement represents a significant commercial milestone for our high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. Billing is expected to commence during the third quarter, subject to completion of construction and commissioning. As a result, we expect full revenue contribution from this agreement to begin during the third quarter of 2026 as the facility reaches its contractual capacity.

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

We are also developing a capital-light managed services offering through which customers would fund the underlying hardware while we deploy and operate it on their behalf. This offering has not yet generated material revenue.

Global Data Center Infrastructure and Partnerships

We expect to leverage a global network of data centers for hosting capacity for our GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate our cloud services at strategically located data centers. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017. In addition, we have leased additional capacity to install our data center in Atlanta, Georgia, USA to expand our cloud services offering. The capacity leases commenced in February 2026. We also intend to lease additional capacity to expand our cloud services offering. In July 2026, we entered into a lease for 2.5 MW IT load Tier 3 design data center space in Sydney, Australia to expand our cloud services offering. The lease is scheduled to commence in the fourth quarter of 2026.

In April 2025, we received our first shipment of NVIDIA GB200 NVL72 system powered NVIDIA GB200 Grace Blackwell Superchips, from Quanta Cloud Technology, a leading provider of data center solutions. We believe that support with proof of concept (POC) access from Quanta will enable us to meet and exceed expectations around delivery and timeline, performance and reliability.

Customer Base and Concentration

As of the date of this Form 10-Q, we have seven existing customers. Our largest customer accounted for approximately 63% of our revenue during the six months ended June 30, 2026. During the period we had discontinuation of three customer orders. The discontinued orders resulted in approximately $5.1M impact to revenue during the six months ended June 30, 2026. However, there were new customer orders contracted in the six months ended June 30, 2026 and through the date of this Form 10-Q for total contracted revenue of $635.8M over a six months to three-year period.

Discontinued customer agreements during the six months ended June 30, 2026 and through the date of this Form 10-Q include: (i) the Company’s Initial Customer, following execution of the Termination Agreement described below; (ii) a customer whose Master Services Agreement and related purchase order, as previously amended, was terminated in January 2026; and (iii) a customer whose service order, entered into in January 2026, was terminated during the period.

New customer agreements signed during the six months ended June 30, 2026 and through the date of this Form 10-Q include new service orders entered into with existing customers for additional GPU and CPU/storage capacity, as well as new service orders entered into with new customers, in each case as further described below.

Selected Customer Agreements

The following summaries reflect selected GPU cloud service agreements that were entered into or discontinued during the period, or that that we otherwise consider to be material or representative. We have entered into additional agreements that are not individually material and are not included below.

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

In January 2025, the Company entered into an agreement to supply its Initial Customer with an additional 464 GPUs for a period of 18 months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. Deployment commenced on August 20, 2025, using the Company’s inventory of B200 GPUs.

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

In the second quarter of 2026, the Company executed a termination agreement (the “Termination Agreement”) with the Initial Customer. The Termination Agreement preserved $12.5 million of previously invoiced, unpaid trade receivables. This preserved balance was fully collected as of June 30, 2026. Prepayment and service deposit balances were applied against other outstanding receivables and the Company recognized a bad debt expense of approximately $2.2 million for the unpreserved remaining receivable balance outstanding. Additionally, under the Termination Agreement the Initial Customer is obligated to pay the Company a fixed termination fee of $12.3 million that was recognized as revenue during the second quarter of 2026. Subsequently, after quarter-end, the termination fee was amended to $15.7 million. The amended amount of $15.7 million remains outstanding as of the date of this Form 10-Q. Following the service pause and termination of the agreement, the Company redeployed the GPUs previously allocated to the Initial Customer to other customers.

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

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $0.16 million for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, which were terminated in January 2026.

In February 2026, we entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 14 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $1.3 million. The deployment and revenue generation began in March 2026.

In March 2026, we entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The service order represents an aggregate revenue opportunity of approximately $50.2 million. The deployment and revenue generation began in the second quarter of 2026.

In April 2026, the Company entered into another service order with the customer to provide CPU and storage server services. The service order has an initial term of 24 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $0.8 million. The deployment and revenue generation began in the second quarter of 2026.

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $0.8 million for the term. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. This contract was terminated in January 2026.

In October 2025, we entered into a two-week service order with a new customer to provide services utilizing a total of 72 B200 GPUs. In January 2026, we entered into an additional two-week service order with this customer for 72 B200 GPUs. These contracts were terminated as of February 2026. In January 2026, we entered into a further service order with this customer to provide services utilizing a total of 384 B200 GPUs. This service order has an initial term of 24 months commencing on the service commencement date, after which it will automatically renew for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $18.1 million. Deployment and revenue generation commenced in January 2026.

In February 2026, we entered into a service order with a new customer to provide services utilizing a total of 256 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on February 1, 2026 which is expected to generate total revenues of $3.6 million.

In March 2026, we entered into a service order with a new customer, Prime Intellect, to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 6 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on March 7, 2026 and will generate a total revenue of up to $1.0 million. Additionally, in April 2026, we entered into a service order with this customer to provide services utilizing a total of 216 GB200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation is scheduled to begin in July 2026 generating total revenues of up to $6.8 million.

New Business Developments

In May 2026, we entered into a five-year agreement to provide AI compute infrastructure for an investment-grade technology customer in the Paris region utilizing advanced NVIDIA GPU systems, with total contract value in excess of $160 million. Service under this agreement, which was previously expected to commence in July 2026, is now expected to commence in September 2026, subject to final equipment delivery and acceptance milestones. We have secured third-party data center capacity in France to support the deployment and have entered into a binding term sheet for project-level financing with respect to this deployment (the “France Project Financing”). We are currently in the process of negotiating definitive documentation for the France Project Financing; however, certain material terms remain subject to ongoing negotiation between the parties. While we expect to finalize the France Project Financing in the near term, no definitive agreements have been entered into as of the date of this Quarterly Report, and no assurance can be given that we will enter into such financing on the timeline currently anticipated, on the terms contemplated by the binding term sheet, on other terms satisfactory to us, or at all. If consummated, the France Project Financing is expected to be incurred at a project-level subsidiary and would not be guaranteed by WhiteFiber, Inc. The project is expected to be supported by customer prepayments, including 12 months of advance service fees, and project-level financing, with limited long-term reliance on our corporate balance sheet and existing cash resources.

Also in May 2026, we entered into a two-year cloud services agreement with Hyperbolic Labs, Inc., with Modal Labs as the end customer and reference partner, to deploy H200 GPUs from our existing owned fleet, with total contract value of approximately $17 million. Revenue under this agreement commenced in June 2026. No incremental GPU capital expenditures were required for this deployment.

In July 2026, we entered into a service order with a new customer to provide services utilizing a total of 128 B300 GPUs. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $16.0 million.

In August 2026, we entered into a new service order with Prime Intellect to provide services utilizing a total of 576 VR200 (Vera Rubin) GPUs in Canada, representing our first Vera Rubin deployment. This is in addition to the orders placed by this customer of 72 GB200 GPUs in March 2026 and 216 GB200 GPUs in April 2026, discussed above. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $108.2 million, with service targeted to commence in the second quarter of 2027. The total revenue contract value with this customer in relation to these three orders is expected to be up to $116.0 million.

In August 2026, we entered into a service order with a new customer, BaseTen Labs, Inc., to provide services utilizing a total of 1,392 B300 GPUs. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $165.2 million. The deployment and revenue generation is scheduled to begin in November 2026.

In August 2026, we entered into a new five-year service order with an existing customer to provide services utilizing a total of 576 Nvidia B300s GPUs in Iceland. The service order represents an aggregate revenue opportunity of approximately $87.5 million over its initial term, with additional potential upside through revenue sharing. Service under this agreement is targeted to commence in December 2026.

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

After giving effect to the IPO and the full exercise by the Underwriters of their over-allotment option, Bit Digital held approximately 71.5% of our issued and outstanding Ordinary Shares. As of the date of this Form 10-Q, Bit Digital owns approximately 69.6% of WhiteFiber.

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

Management expects to begin delivering capacity to Nscale during the third quarter and for NC-1 to start generating revenues 30 days after completion. Additionally, during the third quarter we will begin the initial phases of construction for MTL-2 with an expected delivery near the end of the fiscal year. We expect to increase revenue from our existing sites by securing additional allocations of utility power, subject to our receipt of funding and required permits through ongoing engagement with the utility and relevant authorities. In addition, at certain new and existing sites, we intend to deploy natural gas fuel cell generation technology to increase available power and revenue potential. Our ability to secure the required funding and permits in accordance with our implementation plans may cause variability in our revenue growth in future quarters.

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

On July 9, 2026, the Company announced initial research and development results for a proprietary cross-data-center networking architecture designed to link geographically separated data centers into a single logical GPU supercluster. Testing demonstrated 111.2 Tbps of bandwidth across 83 kilometers of dark fiber with a guaranteed round-trip latency of 0.9 milliseconds, and the Company has submitted related patent applications. The Company is targeting commercial launch of this solution in the third quarter of 2026, subject to completion of additional full-spectrum fiber testing; there can be no assurance that commercialization will occur on this timeline or at all.

Availability of Additional Financing.

Our ability to fund the continued construction and buildout of our data center facilities and to refinance near-term debt maturities depends on successfully obtaining additional financing on acceptable terms, or at all. If we are unable to do so, our business, operating results, and financial condition could be adversely affected.

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

Results of operations for the three months ended June 30, 2026 and 2025

The following discussion summarizes the results of operations for the three months ended June 30, 2026 and 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For The Three Months Ended June 30,		Variance in
	2026	2025	Amount
Revenue	$28,839	$18,662	$10,177

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(11,710)	(7,201)	(4,509)
Depreciation and amortization expenses	(6,567)	(5,140)	(1,427)
Impairment of capitalized software assets	(5,006)	-	(5,006)
General and administrative expenses	(14,811)	(15,477)	666
Total operating expenses	(38,094)	(27,818)	(10,276)

Loss from operations	(9,255)	(9,156)	(99)
Interest expense - third parties	(4,578)	-	(4,578)
Interest expense - related parties	(1,438)	-	(1,438)
Other (expense) income, net	(454)	769	(1,223)
Total other (expense) income, net	(6,470)	769	(7,239)

Loss before income taxes	(15,725)	(8,387)	(7,338)

Income tax benefit (expense)	749	(446)	1,195
Net loss	$(14,976)	$(8,833)	$(6,143)

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

Our revenue from cloud services increased by $7.2 million, or 43.5%, to $23.8 million for the three months ended June 30, 2026 from $16.6 million for the three months ended June 30, 2025. The increase was primarily due to an increase in deployed GPU servers to new and existing customers in the second quarter of 2026. The decrease in our monthly GPU service revenue from the termination of our agreement with our Initial Customer was substantially offset by $12.3 million of termination fee revenue recorded, and therefore was not a significant driver of the change in revenue.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $4.7 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025.

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

Cost of revenue — cloud services

For the three months ended June 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For The Three Months Ended June 30,
	2026	2025
Electricity costs	$739	$599
Datacenter lease expenses	1,578	1,366
GPU servers lease expenses	5,601	3,749
Third-party customer support fees	1,250	-
Other costs	795	799
Total	$9,963	$6,513

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended June 30, 2026, electricity costs increased by $0.1 million, or 23%, compared to the electricity costs incurred for the three months ended June 30, 2025. The increase primarily resulted from an increase in the number of GPU servers deployed.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended June 30, 2026, data center lease expenses increased $0.2 million, or 16%, compared to the three months ended June 30, 2025, primarily due to four new leases that commenced in the first quarter of 2026, as well as an additional lease entered into during the second quarter of 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended June 30, 2026, GPU server lease expenses increased by $1.9 million, or 49%, compared to the GPU servers lease expenses incurred for the three months ended June 30, 2025. The increase primarily resulted from a one-time amount due upon finalizing a termination agreement with a GPU servers leasing partner, partially offset by a lower GPU server leasing rate on the newly onboarded customers.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the three months ended June 30, 2026, third-party customer support fees were $1.3 million.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended June 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For The Three Months Ended June 30,
	2026	2025
Electricity costs	$758	$270
Lease expenses	70	156
Wage expenses	253	170
Other costs	666	92
Total	$1,747	$688

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended June 30, 2026, electricity costs increased by $0.5 million, or 181%, compared to the electricity costs incurred for the three months ended June 30, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended June 30, 2026 but not operational during the period ended June 30, 2025.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended June 30, 2026, datacenter lease expenses decreased by $0.1 million, or 55%, compared to the datacenter lease expenses incurred for the three months ended June 30, 2025. The decrease primarily resulted from conclusion of the MTL-3 lease in the second quarter of 2026.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended June 30, 2026, wage expenses increased slightly compared to the three months ended June 30, 2025 due to additional employees hired following the IPO.

Depreciation and amortization expenses

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses were $6.6 million and $5.1 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service since June 30, 2025, specifically cloud equipment, resulting in higher expense being recognized.

Impairment of capitalized software assets

For the three months ended June 30, 2026 and 2025, impairment of capitalized software assets were $5.0 million and $nil, respectively, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the three months ended June 30, 2026.

General and administrative expenses

For the three months ended June 30, 2026, our general and administrative expenses, totaling $14.8 million, were primarily comprised of share-based compensation expenses for employees of $3.4 million, salary and bonus expenses of $3.1 million, professional and consulting expenses of $3.8 million (including $0.3 million of share-based compensation), marketing expenses of $0.6 million, travel expenses of $0.2 million and other expenses of $3.4 million.

For the three months ended June 30, 2025, our general and administrative expenses, totaling $15.5 million, were primarily comprised of shared-based compensation expenses of $6.5 million, salary and bonus expenses of $1.3 million, professional and consulting expenses of $5.7 million, marketing expenses of $0.5 million, travel expenses of $0.2 million and other expenses of $1.3 million.

General and administrative expenses for the three months ended June 30, 2026 were slightly lower than those for the three months ended June 30, 2025, primarily due to lower share-based compensation and lower professional and consulting fees, mainly as a result of reduced consulting fees related to the TSA during the current period. These decreases were partially offset by higher salaries and bonus expense resulting from additional employees hired following the IPO, as well as higher bad debt expense related to the write-off of a portion of the outstanding accounts receivable associated with the termination agreement with a cloud services customer during the current period.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the six months ended June 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada and Japan. We continue to maintain a valuation allowance against the deferred tax assets in Canada and Japan as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organisation for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the six months ended June 30, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

For more details on the Company’s tax profile, see Note 14. Income Taxes to our condensed consolidated financial statements.

Results of operations for the six months ended June 30, 2026 and 2025

The following discussion summarizes the results of operations for the six months ended June 30, 2026 and 2025.. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For The Six Months Ended June 30,		Variance in
	2026	2025	Amount
Revenue	$50,762	$35,424	$15,338

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(20,441)	(13,819)	(6,622)
Depreciation and amortization expenses	(13,008)	(8,970)	(4,038)
Impairment of capitalized software assets	(5,006)	-	(5,006)
General and administrative expenses	(32,582)	(19,754)	(12,828)
Total operating expenses	(71,037)	(42,543)	(28,494)

Loss from operations	(20,275)	(7,119)	(13,156)
Net gain from disposal of property and equipment	1,822	-	1,822
Interest expense - third parties	(6,573)	-	(6,573)
Interest expense - related parties	(1,438)	-	(1,438)
Other (expense) income, net	(220)	754	(974)
Total other (expense) income, net	(6,409)	754	(7,163)

Loss before income taxes	(26,684)	(6,365)	(20,319)

Income tax expense	(334)	(1,041)	707
Net loss	$(27,018)	$(7,406)	$(19,612)

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

Our revenue from cloud services increased by $9.1 million, or 29.1%, to $40.6 million for the six months ended June 30, 2026 from $31.4 million for the six months ended June 30, 2025. The increase was primarily due to an increase in deployed GPU servers to existing customers in the first and second quarter of 2026. The decrease in our monthly GPU service revenue from the termination of our agreement with our Initial Customer was substantially offset by $12.3 million of termination fee revenue recorded, and therefore was not a significant driver of the change in revenue.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $9.5 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025.

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

Cost of revenue — cloud services

For the six months ended June 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For The Six Months Ended June 30,
	2026	2025
Electricity costs	$1,644	$1,189
Datacenter lease expenses	2,974	2,640
GPU servers lease expenses	9,316	7,497
Third-party customer support fees	1,398	-
Other costs	1,410	1,293
Total	$16,742	$12,619

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the six months ended June 30, 2026, electricity costs increased by $0.5 million, or 38%, compared to the electricity costs incurred for the six months ended June 30, 2025. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the six months ended June 30, 2026, data center lease expenses increased $0.3 million, or 13%, compared to the six months ended June 30, 2025, primarily due to four new leases that commenced in the first quarter of 2026, as well as an additional lease entered into during the second quarter of 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the six months ended June 30, 2026, GPU server lease expenses increased $1.8 million, or 24%, compared to the GPU server lease expenses incurred for the six months ended June 30, 2025. The increase primarily resulted from a one time amount due upon finalizing a termination agreement with a customer, partially offset by a lower GPU server leasing rate on the newly onboarded customers.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the six months ended June 30, 2026, third-party customer support fees were $1.4 million.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the six months ended June 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For The Six Months Ended June 30,
	2026	2025
Electricity costs	$1,589	$493
Lease expenses	537	307
Wage expenses	458	170
Other costs	1,115	230
Total	$3,699	$1,200

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the six months ended June 30, 2026, electricity costs increased by $1.1 million, or 222%, compared to the electricity costs incurred for the six months ended June 30, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended June 30, 2026 but not operational during the period ended June 30, 2025.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the six months ended June 30, 2026, datacenter lease expenses increased by $0.2 million, or 75%, compared to the datacenter lease expenses incurred for the six months ended June 30, 2025. The increase primarily resulted from the new MTL-3 lease entered in the second quarter of 2025.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the six months ended June 30, 2026, wage expenses increased by $0.3 million, or 169%, compared to the six months ended June 30, 2025. The increase was primarily attributable to the operations of MTL-3 site.

Depreciation and amortization expenses

For the six months ended June 30, 2026 and 2025, depreciation and amortization expenses were $13.0 million and $9.0 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service, resulting in higher expense being recognized.

Impairment of capitalized software assets

For the six months ended June 30, 2026 and 2025, impairment of capitalized software assets were $5.0 million and $nil, respectively. In the second quarter of 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the six months ended June 30, 2026.

General and administrative expenses

For the six months ended June 30, 2026, our general and administrative expenses, totaling $32.6 million, were primarily comprised of share-based compensation expenses of $8.5 million, salary and bonus expenses of $5.3 million, professional and consulting expenses of $9.9 million (including share-based compensation expenses of $2.4 million), marketing expenses of $1.1 million, commission expenses of $0.1 million, travel expenses of $0.2 million and other expenses of $6.4 million.

For the six months ended June 30, 2025, our general and administrative expenses, totaling $19.8 million, were primarily comprised of share-based compensation expenses of $6.7 million, salary and bonus expenses of $2.5 million, professional and consulting expenses of $7.4 million, marketing expenses of $0.8 million, travel expenses of $0.3 million and other expenses of $2.1 million.

The General and administrative expenses during the six months ended June 30, 2026 were higher compared to the six months ended June 30, 2025 primarily attributable to higher share-based compensation. In addition, salary and bonus expenses increased due to additional employees hired following the IPO. Professional and consulting fees were also higher, reflecting RSUs granted to consultants and consulting costs charged by Bit Digital to WhiteFiber per the TSA agreement. The increase further included start-up costs that do not meet the criteria for capitalization. These increases reflect the Company’s expanded operations and personnel base following the IPO and continued investment in infrastructure and technology development.

Income tax expenses

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the six months ended June 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada and Japan. We continue to maintain a valuation allowance against the deferred tax assets in Canada and Japan as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organization for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the three months ended June 30, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

For more details on the Company’s tax profile, see Note 14. Income Taxes to our condensed consolidated financial statements.

Discussion of Certain Balance Sheet Items as of June 30, 2026 and December 31, 2025

The following table sets forth selected information from our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	June 30, 2026	December 31, 2025	Variance in Amount
ASSETS
Current Assets
Cash and cash equivalents	$56,056	$114,441	$(58,385)
Restricted cash	4,313	3,857	456
Accounts receivable, net	23,243	23,922	(679)
Net investment in lease - current, net	2,573	4,261	(1,688)
Other current assets, net	21,184	21,269	(85)
Total Current Assets	107,369	167,750	(60,381)

Non-current assets
Deposits for property, plant, and equipment	33,400	52,738	(19,338)
Property, plant, and equipment, net	651,085	336,639	314,446
Goodwill	19,402	20,146	(744)
Intangible assets, net	12,001	12,821	(820)
Operating lease right of use assets, net	16,614	11,574	5,040
Finance lease right of use assets, net	-	12,602	(12,602)
Net investment in lease - non-current, net	8,375	9,687	(1,312)
Investment security	1,000	1,000	-
Deferred tax assets	7,523	2,594	4,929
Other non-current assets, net	24,123	23,801	322
Total Non-Current Assets	773,523	483,602	289,921
Total Assets	$880,892	$651,352	$229,540

LIABILITIES
Current Liabilities
Accounts payable	$13,347	$8,101	$5,246
Current portion of deferred revenue	17,909	7,997	9,912
Current portion of operating lease liabilities	5,158	5,208	(50)
Current portion of finance lease liabilities	-	12,911	(12,911)
Short-term debt and current portion of long-term debt - third parties, net	28,436	-	28,436
Short-term debt - related parties, net	29,306	-	29,306
Income tax payable	289	-	289
Other payables and accrued liabilities	41,555	48,308	(6,753)
Total Current Liabilities	136,000	82,525	53,475

Non-current portion of deferred revenue	125,201	71,554	53,647
Non-current portion of operating lease liabilities	10,218	5,277	4,941
Convertible note payable, net	222,594	-	222,594
Long-term debt - third parties, net	25,464	-	25,464
Deferred tax liabilities	9,808	5,699	4,109
Other long-term liabilities	6,279	-	6,279
Amounts due to related parties	7,942	3,833	4,109
Total non-current liabilities	407,506	86,363	321,143
Total Liabilities	$543,506	$168,888	$374,618

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $56.1 million and $114.4 million as of June 30, 2026 and December 31, 2025, respectively. The decrease was primarily attributable to $318.6 million of net cash used in investing activities, partially offset by $89.1 million of net cash provided by operating activities and $171.9 million of net cash provided by financing activities, coupled with a $0.3 million unfavorable effect of foreign currency translation.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal. As of June 30, 2026 and December 31, 2025, the fixed maximum amount guaranteed under the letter of credit was $4.3 million and $3.9 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $23.2 million and $23.9 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the balance of accounts receivable is attributable primarily to the timing of collections and write-offs relating to one of our discontinued customers.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $2.6 million and $8.4 million, respectively as of June 30, 2026 due to sales-type lease agreements as a lessor for its cloud service equipment. The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025. The decrease in the balance of net investment in lease was a result of the termination of a sales-type lease totaling $1.4 million and $2.3 million of lease payments collected from equipment leasing customers, partially offset by $0.7 million in interest income earned.

Other current assets, net

Other current assets, net were $21.2 million and $21.3 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in prepaid consulting services of $0.9 million, and prepayment to third parties of $0.8 million, partially offset by $1.2 million in receivable from third parties, $0.4 million in funds held in escrow, and $0.2 million in deferred contract costs.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2025, the balance as of June 30, 2026 decreased by $19.3 million, mainly due to the reclassification of property and equipment of $57.8 million offset by prepayment of $38.4 million for property and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of June 30, 2026, the Cloud service equipment had a net book value, including CIP, of $95.8 million. As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value, including CIP, of $124.0 million. Compared with December 31, 2025, the balance as of June 30, 2026 decreased by $28.2 million, mainly due to the sale of H200 servers with carrying value of $24.3 million as well as the one-time write-off due to the discontinuation of the internally developed software operations in the amount of $5.0 million.

As of June 30, 2026, the Colocation service equipment had a net book value, including CIP, of $556.3 million. As of December 31, 2025, the Colocation service equipment had a net book value, including CIP, of $212.6 million. Compared with December 31, 2025, the balance as of June 30, 2026 increased by $343.7 million, mainly due to $322.5 million of development costs for the construction of NC-1 facility, $18.2 million for the acquisition of the MTL-3 property as well as infrastructure, CIP and building improvement costs incurred of $4.7 million for MTL-3 in Saint-Jerome and of $1.9 million for MTL-1 in Montreal, in part, by an increase in accumulated depreciation of $2.1 million as well as a foreign-exchange impact of $3.5 million.

Operating and finance lease right-of-use assets and lease liabilities

As of June 30, 2026, our operating and finance right-of-use assets and lease liabilities were $16.6 million and $15.4 million, respectively. As of December 31, 2025, the Company’s operating and finance right-of-use assets and lease liabilities were $24.2 million and $23.4 million, respectively.

The decrease in right-of-use assets of $7.6 million was due to the amortization of the right-of-use assets totaling $3.1 million for the six months ended June 30, 2026 and the reduction of $12.6M resulting from the Company’s acquisition of the underlying leased assets under its existing finance lease, which was reclassified to property and equipment, net, partially offset by the addition of $8.3 million for eight operating leases.

The decrease in lease liabilities of $8.0 million was primarily due to the lease payments totaling $16.6 million for the six months ended June 30, 2026, partially offset by the addition of $8.3 million for eight operating leases.

Other non-current assets, net

Other non-current assets, net were $24.1 million as of June 30, 2026, compared to $23.8 million as of December 31, 2025, an increase of $0.3 million. The increase was primarily due to a $0.3 million increase in deferred financing costs, $0.2 million increase in deposits, and $0.8 million increase in prepaid warranty, partially offset by a $1.2 million decrease in deferred contract costs which was reclassified to current.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation to the Enovum acquisition. As of June 30, 2026 and December 31, 2025, the Company recorded goodwill in the amount of $19.4 million and $20.1 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 13. Goodwill and Intangible Assets for further information. As of June 30, 2026 and December 31, 2025, the total balance of intangible assets was $12.0 million and $12.8 million, respectively relating to amortization during the period.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2025, the balance of accounts payable increased by $5.2 million in the six months ended June 30, 2026, largely due to a one-time amount due upon finalizing a termination agreement with a GPU servers leasing partner in the quarter, and timing of unpaid bills for our cloud services in the six months ended June 30, 2026.

Deferred revenue

As of June 30, 2026, the Company’s current and non-current portion of deferred revenue was $17.9 million and $125.2 million, respectively, compared to $8.0 million and $71.6 million, respectively, as of December 31, 2025. The increase in deferred revenue of $63.6 million reflects $72.6 million prepayments from customers for cloud services and data center services to be rendered in the future, partially offset by the recognition of $1.4 million in revenue related to the successful fulfillment of performance obligations from our cloud services and data center services as well as a decrease due to net settlement of receivables and liabilities with a customer upon contract termination.

Other payables and accrued liabilities

Other payables and accrued liabilities were $41.6 million as of June 30, 2026, compared to $48.3 million as of December 31, 2025, a decrease of $6.8 million. The decrease was primarily due to the decrease in payables of $19.4 million which primarily related to the NC-1 facility while the remaining related from unpaid invoices to our vendors in HPC due to the timing of invoicing and cash payments. In addition, there was a decrease relating to bonus payable of $0.9 million. These decreases were partially offset by an increase in deferred share-based compensation liability of $4.7 million, fixed asset payables of $5.1 million, interest payable of $5.6 million, short-term customer deposits of $0.6 million and a write-off in the amount of $1.4 million in commissions payable relating to the termination agreement of one of our customers.

Short-term and long-term debt, net

Short-term and long-term debt, net consists of amounts borrowed under several credit facilities entered into by the Company and its subsidiaries during the six months ended June 30, 2026, including term loan facilities and a Delayed Draw Term Loan Facility (including the related B. Riley Facility) used to finance the Company’s operations.

As of June 30, 2026 and December 31, 2025, the total balance of our short-term and long-term debt, net was $83.2 million and $nil, respectively, with the change attributable to proceeds drawn under the new facilities during the period, net of related debt issuance costs and discounts. Refer to Note 10. Debt, for more information.

Convertible note payable, net

The convertible notes payable relates to the purchase agreement entered into by the Company in connection with the issuance of its 2031 Notes. In January 2026, the Company issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031.

As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s convertible note payable was $222.6 million and $nil, respectively. Refer to Note 10. Debt, for more information.

Other long-term liabilities

As of June 30, 2026 and December 31, 2025, the Company’s other long-term liabilities were $6.3 million and $nil, respectively. The increase of $6.3 million was primarily attributable to the long-term customer deposits.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the three months ended and six months ended June 30, 2026 and 2025 are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of non-GAAP (loss) income from operations:
Net loss	$(14,976)	$(8,833)	$(27,018)	$(7,406)
Depreciation and amortization expenses	6,567	5,140	13,008	8,970
Interest expense - third parties	4,578	-	6,573	-
Interest expense - related parties	1,438	-	1,438	-
Income tax (benefit) expense	(749)	446	334	1,041
EBITDA	(3,142)	(3,247)	(5,665)	2,605

Adjustments:
Impairment of capitalized software assets	5,006	-	5,006	-
Net gain from disposal of property, plant and equipment	-	-	(1,822)	-
Share-based compensation expenses	3,671	6,529	11,017	6,667
Adjusted EBITDA	$5,535	$3,282	$8,536	$9,272

Liquidity and capital resources

As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $56.1 million, and accounts receivable, net of $23.2 million.

Working capital is the difference between the Company’s current assets and current liabilities. As of June 30, 2026, we had working capital deficit of $28.6 million as compared with working capital of $85.2 million as of December 31, 2025. However, included in current liabilities is $17.9 million of current deferred revenue and $29.3 million of related party short-term debt from Bit Digital.

The working capital deficit was primarily driven by the classification of certain indebtedness as current liabilities due to their contractual maturities within the next twelve months, including amounts outstanding under the indebtedness described below. We intend to repay, extend, or refinance these obligations with longer-term or permanent financing. Furthermore, in assessing our liquidity position, we considered our recent operating performance and cash generation. The Company generated positive adjusted EBITDA of $5.5 million and $8.5 million for the three and six months ended June 30, 2026, respectively. See Non-GAAP Financial Measures for further details. In addition, we generated positive cash flows from operating activities of $89.1 million for the six months ended June 30, 2026. These results demonstrate our ability to generate positive operating cash flows from our existing operations and represent additional factors considered in our assessment of our ability to meet our liquidity needs.

Prior to the Reorganization, as part of Bit Digital, the Company relied on Bit Digital to meet its working capital and financing requirements prior to generating revenue. We had primarily funded our operations through operating cash flows and equity financing provided by Bit Digital via public and private securities offerings of Bit Digital’s ordinary shares.

Following the Reorganization, our capital structure and sources of liquidity changed from our historical capital structure because we are no longer participating in Bit Digital’s cash management process. The Company’s ability to fund its operating needs in the future will depend on the ongoing ability to generate positive cash flow from our operations and raise capital in the capital markets on our own. Based upon our history of generating strong cash flows and our demonstrated ability to secure financing when needed, we believe that we will be able to meet our short-term liquidity needs.

Convertible note

In January 2026, we issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, resulting in net proceeds of approximately $102.1 million after deducting the Zero Strike Call Option premium, initial purchasers’ discounts and offering expenses. The issuance enhances our liquidity and provides additional capital to fund upcoming development projects, including construction activities and other strategic growth initiatives.

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

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. On April 24, 2026, the Company drew down $18 million under the Facility. As of June 30, 2026, $18 million was outstanding under the Facility, with an effective interest rate of 10.64%, which includes the stated interest rate of 7.92%. The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

Royal Bank of Canada credit facility

On July 6, 2026, the Company entered into a syndicated credit agreement. The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits the Company to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

On July 15, 2026 the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

Delayed Draw Term Loan Facility

On May 20, 2026, Enovum NC-1 Venture, LLC, a subsidiary of the Company, entered into a Delayed Draw Term Loan Facility and Security Agreement with Bit Digital Capital, Inc., a subsidiary of Bit Digital, providing up to $100 million of available borrowings (which may be increased to $150 million), to support near-term growth initiatives in both its data centers and cloud services businesses. The facility is guaranteed by WhiteFiber Operating Partnership, LP and is secured by a first-ranking security interest over 100% of the Company’s shareholding in Enovum NC-1 Topco, Inc., subject to a collateral step-down upon the Borrower obtaining permanent financing for NC-1.

The Delayed Draw Term Loan Facility bears interest at an initial rate of 9.5% per annum, subject to a step-down upon completion of certain development and leasing milestones at the NC-1 facility, and includes a MOIC Amount payable at maturity. On May 26, 2026, the Company drew down $50.0 million in two tranches ($20.0 million and $30.0 million) at an original issue discount of 3%, with each tranche maturing in 90 days (extendable by 30 days by mutual agreement). Concurrent with funding, the $20.0 million tranche was assigned by Bit Digital to B. Riley Securities, Inc. (see “B. Riley Facility” below), leaving $30.0 million outstanding under the Delayed Draw Term Loan Facility. As of June 30, 2026, the Delayed Draw Term Loan Facility had a net carrying value of $29.3 million and an effective interest rate of 50.6%, which exceeded the contractual rate due to the inclusion of the MOIC payment and the facility’s short-term nature. Subsequent to quarter end, on July 27, 2026 and July 31, 2026, the Company drew down an additional $20.0 million and $10.0 million, respectively, each with a 180-day maturity, extendable by mutual agreement of the parties. The Delayed Draw Term Loan Facility provides the Company with near-term capital while it pursues longer-term permanent financing.

B. Riley Facility

On May 26, 2026, Bit Digital assigned to B. Riley Securities, Inc. a $20.0 million note originally issued to Enovum NC-1 Venture, LLC under the Delayed Draw Term Loan Facility described above. As of June 30, 2026, the B. Riley Facility had a net carrying value of $19.4 million and an effective interest rate of 50.6%, which, consistent with the Delayed Draw Term Loan Facility, exceeded the contractual rate due to the MOIC payment and the facility’s short-term nature. Together, the Delayed Draw Term Loan Facility and B. Riley Facility provide the Company with additional short-term capital to support ongoing development activities.

NC-1 Project Financing Update

The Company has entered into exclusivity with a consortium of lenders in connection with a proposed secured financing for its NC-1 project. The parties have commenced diligence and are negotiating definitive documentation, and are working toward closing, subject to customary approvals and conditions. There can be no assurance that the financing will be completed on favorable terms or at all. If completed, we expect the financing would return a significant portion of our invested capital to the balance sheet for redeployment into future development.

Our development pipeline is capital intensive, and depending on construction costs, leasing pace, and financing market conditions, our existing capital resources may not be sufficient to fund both this pipeline and our near-term debt maturities without accessing additional capital, whether through indebtedness, equity or equity-linked securities, project-level financing, or otherwise. Our future capital requirements will depend on many factors, including our ability to refinance or extend near-term debt maturities described above, the revenue growth rate, the success of future product development and capital investment required, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, we expect to incur additional costs as a result of operating as a public company. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash flows

	For The Six Months Ended June 30,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$89,105	$(6,833)
Net Cash Used in Investing Activity	(318,630)	(130,961)
Net Cash Provided by Financing Activity	171,927	142,723
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,598)	4,929
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(331)	(203)
Cash, cash equivalents and restricted cash, beginning of period	118,298	15,405
Cash, cash equivalents and restricted cash, end of period	$60,369	$20,131

Operating Activity

Net cash provided by operating activities was $89.1 million for the six months ended June 30, 2026, derived mainly from (i) a net loss of $27.0 million for the six months ended June 30, 2026 adjusted for depreciation and amortization expenses of property and equipment of $13.0 million, amortization of discount on convertible note issued of $0.5 million, amortization of discount on our third party and related party debt of $0.8 million, share-based compensation of $11.0 million, impairment of capitalized software assets of $5.0 million, gain from disposal of property, plant, and equipment of $1.8 million, and current expected credit losses of $2.2 million and a (ii) net changes in our operating assets and liabilities, principally comprising of an increase to other assets of $0.3 million, a decrease in right-of-use assets of $2.8 million, an increase in deferred revenue of $63.6 million, a decrease in lease liabilities of $3.1 million, an increase in accounts receivable of $1.6 million, a decrease in net investment in lease of $2.0 million, an increase in accounts payable of $5.3 million, an increase of income tax payable of $0.3 million, an increase in other payables and accrued liabilities of $6.3 million, an increase of other long-term liabilities of $6.3 million, a decrease in deferred tax liabilities of $0.7 million, and an increase in amounts due to related parties of $4.6 million.

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

Investing Activity

Net cash used in investing activity was $318.6 million for the six months ended June 30, 2026, attributable to purchases of and deposits made for property, plant, and equipment of $344.7 million, partially offset by proceeds from disposal of property, plant and equipment of $26.1 million.

Net cash used in investing activity was $131.0 million for the six months ended June 30, 2025, attributable to purchases of and deposits made for property, plant, and equipment of $131.0 million.

Financing Activity

Net cash provided by financing activity was $171.9 million for the six months ended June 30, 2026, attributable to net proceeds from issuance of convertible debt of $222.1 million, net proceeds from issuance of debt – third parties of $53.3 million, net proceeds from issuance of debt – related parties of $29.1 million, partially offset by purchase of zero-strike call option of $120.0 million, and repayment of finance lease liabilities of $12.6 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the related notes, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in our Annual Report and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 26, 2026, we completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “2031 Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The 2031 Notes are general senior unsecured obligations of the Company. The 2031 Notes were issued pursuant to an Indenture, dated January 26, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2031 Notes will mature on February 1, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased. The 2031 Notes will bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. Holders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its Ordinary Shares, or a combination of cash and Ordinary Shares, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1 thousand principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.5% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Syndicated RBC Credit Facility Agreement executed on July 6, 2026

On July 6, 2026, the Company’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits the Company to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated Credit Facility Agreement bear interest, at the Company’s option, at either (i) CORRA-based benchmark rate for such interest period plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

The Syndicated Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including the Company's MTL-2 and MTL-3 properties and related improvements and equipment

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

On July 15, 2026, the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025

3.2	Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2025).

4.1	Indenture, dated January 26, 2026, between WhiteFiber, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 26, 2026).

4.2	Form of Global Note representing WhiteFiber, Inc.’s 4.500% Convertible Senior Notes due 2031 (included within Exhibit 4.1).

4.3	Description of Securities

10.1	Delayed Draw Term Loan Facility and Security Agreement effective May 20, 2026, by and among Enovum NC-1 Venture, LLC, Bit Digital Capital, Inc. and White Fiber Operating Partnership LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2026).

10.2†

Syndicated RBC Credit Facility Agreement, dated as of July 6, 2026, by and among Enovum Data Centers Corp., as Borrower, the Guarantors party thereto, the Lenders party thereto, and Royal Bank of Canada, as Administrative Agent.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Certain identified information has been excluded from this exhibit, because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

*	Filed herewith (unless otherwise noted as being furnished herewith).

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteFiber, Inc.

Date: August 12, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Justin Zhu
Justin Zhu
Chief Financial Officer
(Principal Financial Officer)