Form 10-Q
period 2026-09-30
WhiteFiber, Inc.
filed 2026-11-10
CIK 2042022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2026, the registrant had 45,287,751     Ordinary Shares, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding us and our business strategies, market potential, future financial performance and other matters that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future financial condition, future operations, plans, objectives of management, and expected market growth, are forward-looking statements. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “might,” “will,” “target,” “potential,” “goal,” “objective,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. In particular, information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this report contains forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of WhiteFiber’s (as defined below) management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond WhiteFiber’s control.

You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include, but are not limited to:

●	our ability to integrate the operations of Enovum (as defined below) and any hereafter acquired companies into our HPC Business (as defined below) segment;

●	our ability to purchase GPUs (as defined below) on a timely basis to service our cloud service customers;

●	supply chain disruptions, which may have a material adverse effect on the Company’s performance;

●	our failure to effectively manage our growth, strategic investments, combination, joint ventures, acquisitions or alliances, which could disrupt our business;

●	the loss of any member of our executive management team;

●	capital markets and interest rate risks;

●	significant customer concentration;

●	our failure to innovate and provide cloud services to our customers and partners;

●	a substantial decrease in the demand for data centers;

●	volatility in the supply and price of power in the open markets;

●	our limited history of operating as an independent public company;

●	export restitution and tariffs, particularly with Canada concerning our supplies and operations;

●	issues in the development and use of AI (as defined below);

ii

●	regulations that target AI, and governmental regulations;

●	other legal obligations related to data privacy, data protection and information security;

●	our ability to obtain project-level or permanent financing on favorable terms, or at all, to fund the construction and buildout of our data center facilities;

●	risks related to the timing of data center construction, commissioning, and deployment of IT load at our facilities, including the NC-1 campus, which may be subject to delays beyond our control;

●	our reliance on anchor tenants at key data center sites, including our dependence on Nscale as the sole contracted tenant at our NC-1 campus; and

●	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1.A of this Form 10-Q and in other reports that the Company files from time to time with the SEC.

You should not place undue reliance upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations, estimates, forecasts and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, in our other filings with the U.S. Securities and Exchange Commission and in the documents in which such forward-looking statements appear. These factors, risks, trends and uncertainties could cause actual results or events to differ materially from those anticipated. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Item 1. Financial Statements and Supplementary Data

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and December 31, 2025

(Expressed in thousands, except for the number of shares)

	September 30, 2026	December 31, 2025
		(audited)
ASSETS
Current assets
Cash and cash equivalents	$138,544	$114,441
Restricted cash	9,012	3,857
Accounts receivable, net	39,794	23,922
Net investment in lease - current, net	2,644	4,261
Other current assets, net	24,607	21,269
Total current assets	214,601	167,750

Non-current assets
Deposits for property, plant, and equipment	158,437	52,738
Property, plant, and equipment, net	746,735	336,639
Goodwill	19,474	20,146
Intangible assets, net	11,872	12,821
Operating lease right-of-use assets, net	68,422	11,574
Finance lease right-of-use assets, net	-	12,602
Net investment in lease - non-current, net	7,706	9,687
Investment security	1,000	1,000
Deferred tax assets	10,205	2,594
Other non-current assets, net	35,386	23,801
Total non-current assets	1,059,237	483,602

Total assets	$1,273,838	$651,352

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,516	$8,101
Current portion of deferred revenue	54,636	7,997
Current portion of operating lease liabilities	12,955	5,208
Current portion of finance lease liabilities	-	12,911
Short-term debt and current portion of long-term debt - third parties, net	11,873	-
Short-term debt - related parties, net	29,989	-
Income tax payable	455	-
Other payables and accrued liabilities	68,074	48,308
Total current liabilities	186,498	82,525

Non-current liabilities
Non-current portion of deferred revenue	251,398	71,554
Non-current portion of operating lease liabilities	56,297	5,277
Convertible notes payable, net	330,088	-
Long-term debt - third parties, net	30,683	-
Deferred tax liabilities	10,704	5,699
Other long-term liabilities	6,279	-
Amounts due to related parties	7,710	3,833
Total non-current liabilities	693,159	86,363

Total liabilities	$879,657	$168,888

Commitments and contingencies (Note 18)

Shareholders’ equity
Preference shares, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 45,281,436 and 38,344,239 shares issued, 45,281,436 and 38,344,239 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	453	383
Additional paid-in capital	548,713	504,732
Accumulated deficit	(152,991)	(24,538)
Accumulated other comprehensive (loss) income	(1,994)	1,887
Total shareholders’ equity	394,181	482,464
Total liabilities and shareholders’ equity	$1,273,838	$651,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Cloud services	$18,106	$18,033	$58,679	$49,470
Colocation services	5,617	1,692	15,117	5,060
Other	294	455	983	1,073
Total revenues	24,017	20,180	74,779	55,603

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Cloud services	(7,907)	(6,315)	(24,649)	(18,933)
Colocation services	(2,438)	(675)	(6,137)	(1,875)
Depreciation and amortization expenses	(8,077)	(6,371)	(21,085)	(15,342)
Impairment of capitalized software assets	-	-	(5,006)	-
General and administrative expenses	(17,998)	(21,323)	(50,580)	(41,076)
Total operating expenses	(36,420)	(34,684)	(107,457)	(77,226)

Loss from operations	(12,403)	(14,504)	(32,678)	(21,623)

Net (loss) gain from disposal of property and equipment	-	(338)	1,822	(338)
Interest expense - third parties	(6,426)	-	(12,999)	-
Interest expense - related parties	(3,987)	-	(5,425)	-
Induced conversion expense	(80,767)	-	(80,767)	-
Other income (expense), net	379	(845)	159	(91)
Total other expense, net	(90,801)	(1,183)	(97,210)	(429)

Loss before income taxes	(103,204)	(15,687)	(129,888)	(22,052)

Income tax benefit (expense)	1,769	(67)	1,435	(1,107)
Net loss	$(101,435)	$(15,754)	$(128,453)	$(23,159)

Other comprehensive loss
Foreign currency translation adjustment	$426	$(1,289)	$(3,881)	$1,634
Total comprehensive loss	$(101,009)	$(17,043)	$(132,334)	$(21,525)

Weighted average number of ordinary shares outstanding
Basic	41,652,795	33,742,031	39,581,712	29,325,582
Diluted	41,652,795	33,742,031	39,581,712	29,325,582

Loss per share
Basic	$(2.44)	$(0.47)	$(3.25)	$(0.79)
Diluted	$(2.44)	$(0.47)	$(3.25)	$(0.79)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	Ordinary Shares	Par Value	Additional Paid-in capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances as of December 31, 2024	27,043,750	$270	$170,878	$145	$(1,566)	$169,727
Net Parent Investment	-	-	49,975	-	-	49,975
Other comprehensive loss	-	-	-	-	(505)	(505)
Net income	-	-	-	1,428	-	1,428
Balances as of March 31, 2025	27,043,750	$270	$220,853	$1,573	$(2,071)	$220,625
Net Parent Investment	-	-	92,749	-	-	92,749
Other comprehensive income	-	-	-	-	3,428	3,428
Net loss	-	-	-	(8,833)	-	(8,833)
Balances as of June 30, 2025	27,043,750	$270	$313,602	$(7,260)	$1,357	$307,969
Share-based compensation expense	-	-	(56)	-	-	(56)
Net Parent Investment	-	-	14,691	-	-	14,691
Issuance of common stock/initial public offering, net of offering costs	9,375,000	94	144,380	-	-	144,474
Issuance of common stock/over-allotment option exercise, net of offering costs	1,406,250	14	22,175	-	-	22,189
Share-based compensation in connection with issuance of ordinary shares to employees	192,636	2	3,841	-	-	3,843
Share-based compensation in connection with issuance of ordinary shares to consultants	235,294	2	4,838	-	-	4,840
Share-based compensation in connection with issuance of ordinary shares to director	7,059	-	145	-	-	145
Other comprehensive loss	-	-	-	-	(1,290)	(1,290)
Net loss	-	-	-	(15,754)	-	(15,754)
Balances as of September 30, 2025	38,259,989	$382	$503,616	$(23,014)	$67	$481,051

Balances, December 31, 2025	38,344,239	$383	$504,732	$(24,538)	$1,887	$482,464
Share-based compensation expense	-	-	53	-	-	53
Share-based compensation in connection with issuance of ordinary shares to employees	123,421	1	1,927	-	-	1,928
Share-based compensation in connection with issuance of ordinary shares to consultants	140,678	2	2,144	-	-	2,146
Purchase of zero-strike call option in connection with issuance of convertible notes	-	-	(120,000)	-	-	(120,000)
Other comprehensive loss	-	-	-	-	(1,968)	(1,968)
Net loss	-	-	-	(12,042)	-	(12,042)
Balances as of March 31, 2026	38,608,338	$386	$388,856	$(36,580)	$(81)	$352,581
Share-based compensation expense	-	-	(266)	-	-	(266)
Share-based compensation in connection with issuance of ordinary shares to employees	118,637	1	2,078	-	-	2,079
Share-based compensation in connection with issuance of ordinary shares to consultants	17,355	-	307	-	-	307
Redemption of exchangeable shares	96,871	1	(1)	-	-	-
Other comprehensive loss	-	-	-	-	(2,339)	(2,339)
Net loss	-	-	-	(14,976)	-	(14,976)
Balances as of June 30, 2026	38,841,201	$388	$390,974	$(51,556)	$(2,420)	$337,386
Share-based compensation expense	-	-	12	-	-	12
Share-based compensation in connection with issuance of ordinary shares to employees	103,706	1	1,909	-	-	1,910
Share-based compensation in connection with issuance of ordinary shares to consultants	60,338	1	1,108	-	-	1,109
Share-based compensation in connection with issuance of ordinary shares to director	4,657	-	120	-	-	120
Induced conversion on 2031 Notes	6,271,534	63	154,590	-	-	154,653
Other comprehensive income	-	-	-	-	426	426
Net loss	-	-	-	(101,435)	-	(101,435)
Balances as of September 30, 2026	45,281,436	$453	$548,713	$(152,991)	$(1,994)	$394,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WHITEFIBER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(Expressed in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(128,453)	$(23,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	21,085	15,342
Amortization of discount on convertible note issued	755	-
Induced conversion expense	80,767	-
Amortization of discount on debt - third parties	1,115	-
Amortization of discount on debt - related parties	1,401	-
Share-based compensation expenses	14,940	8,773
Impairment of capitalized software assets	5,006	-
(Gain) loss from disposal of property, plant, and equipment	(1,822)	338
Gain on net investment in lease	(679)	-
Current expected credit losses	2,677	60
Changes in assets and liabilities:
Accounts receivable	(18,595)	(12,160)
Net investment in lease	3,550	2,292
Other current assets	(3,417)	3,554
Right-of-use assets	6,411	3,682
Other non-current assets	(11,632)	1,551
Accounts payable	535	3,007
Income tax payable	455	(226)
Other payables and accrued liabilities	7,091	135
Other long-term liabilities	6,279	(589)
Deferred revenue	226,524	(23,002)
Lease liabilities	(4,707)	(3,352)
Deferred tax liabilities	(2,510)	1,112
Amounts due to related parties	4,536	(1,117)
Net Cash Provided by (Used in) Operating Activities	211,312	(23,759)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant, and equipment	(549,804)	(146,492)
Proceeds from disposal of property, plant and equipment	26,082	1,024
Net Cash Used in Investing Activities	(523,722)	(145,468)

Cash Flows from Financing Activities:
Net transfers from parent	-	157,414
Proceeds from issuance of ordinary shares/initial public offering, net of offering costs	-	144,474
Proceeds from issuance of ordinary shares/over-allotment option exercise, net of offering costs	-	22,189
Net proceeds from issuance of convertible debt	522,715	-
Purchase of zero-strike call option	(120,000)	-
Net proceeds from issuance of debt - third parties	64,205	-
Net proceeds from issuance of debt - related parties	58,076	-
Repayment of debt - third parties	(22,250)	-
Repayment of debt - related parties	(30,000)	-
Repayment of convertible notes in induced conversion	(118,034)	-
Repayment of finance lease liabilities	(12,598)	-
Net Cash Provided by Financing Activities	342,114	324,077

Net increase in cash, cash equivalents and restricted cash	29,704	154,850
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(446)	(32)
Cash, cash equivalents and restricted cash, beginning of period	118,298	15,405
Cash, cash equivalents and restricted cash, end of period	$147,556	$170,223

Supplemental Cash Flow Information
Cash paid for interest expense – third parties	$8,483	-
Cash paid for interest expense – related parties	$3,301	-
Cash paid for income taxes, net of (refunds)	$1,007	$225
Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$63,330	$31,242
Extinguishment of finance lease by acquiring underlying assets	$12,472	-
Reclassification of deposits to property, plant and equipment	$80,237	$103,483
Net transfers from net investment in sales-type leases to property and equipment	$760	7,940
Construction in progress included in Other payables and accrued liabilities	$6,319	-
Debt issuance costs included in Other payables and accrued liabilities	$1,531	-
Unamortized issuance costs on repurchase notes included in Additional paid in capital	$6,230	-
Ordinary shares issued in induced conversion of convertible notes	$169,770	-

Reconciliation of cash, cash equivalents and restricted cash

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$138,544	$114,441
Restricted cash	9,012	3,857
Total	$147,556	$118,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with Bit Digital Inc. (“Bit Digital” or “BTBT”), pursuant to which Bit Digital contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber (the “Registration Statement”) was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, Bit Digital owns approximately 59.7% of WhiteFiber.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership

WhiteFiber AI, Inc. (“WF AI”)	●	A Delaware corporation	100% owned by WhiteFiber, Inc.
	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

WhiteFiber Iceland ehf (“WF Iceland”)	●	An Icelandic company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (“WF HPC”)	●	A Delaware corporation	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

Enovum MTL I LP (“MTL-1”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on August 12, 2025
	●	Engaged in HPC data center services

Enovum MTL II LP (“MTL-2”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on December 6, 2024
	●	Engaged in HPC data center services

Enovum Saint-Jerome LP (“MTL-3”)	●	A Canadian company	100% owned by Enovum Data Centers Corp
	●	Partnership entered into on April 4, 2025
	●	Engaged in HPC data center services

WhiteFiber Canada, Inc. (“WF Canada”)	●	A Canadian company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on March 11, 2025
	●	Engaged in cloud services

Enovum NC-1 BIDCO, LLC (“Enovum NC”)	●	A Delaware company	100% owned by Enovum NC-1 Venture LLC
	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

WhiteFiber Japan GK (“WF Japan”)	●	A Japanese company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on May 22, 2025
	●	Engaged in cloud services

WhiteFiber Australia II Pty Ltd	●	An Australian company	100% owned by WhiteFiber, Inc.
	●	Incorporated on February 6, 2026
	●	Engaged in cloud services

WhiteFiber APAC PTE Ltd	●	A Singapore company	100% owned by WhiteFiber, Inc.
	●	Incorporated on May 25, 2026
	●	Engaged in cloud services

WhiteFiber Singapore I PTE Ltd	●	A Singapore company	100% owned by WhiteFiber Inc.
	●	Incorporated on May 4, 2026
	●	Engaged in cloud services

WhiteFiber (BVI) I Ltd	●	A British Virgin Islands company	100% owned by WhiteFiber Singapore I PTE Ltd
	●	Incorporated on May 22, 2026
	●	Engaged in cloud services

WhiteFiber France I SAS	●	A French company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on May 27, 2026
	●	Engaged in cloud services

Enovum NC-1 Venture LLC	●	A Delaware company	100% owned by WhiteFiber, Inc.
	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

WhiteFiber Singapore IV PTE Ltd	●	A Singapore company	100% owned by WhiteFiber APAC PTE Ltd.
	●	Incorporated on August 11, 2026
	●	Engaged in cloud services

WhiteFiber Australia III Pty Ltd	●	An Australian company	100% owned by WhiteFiber APAC PTE Ltd
	●	Incorporated on September 3, 2026
	●	Engaged in cloud services

WhiteFiber Australia V Pty Ltd	●	An Australian company	100% owned by WhiteFiber APAC PTE Ltd.
	●	Incorporated on September 3, 2026
	●	Engaged in cloud services

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

Management believes all adjustments necessary for a fair statement of balance sheet, results of operations, and cash flows have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

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

Deposits for property, plant, and equipment

The deposits for property, plant and equipment represent advance payments for purchases of property, plant and equipment. The Company initially recognizes deposits for property, plant, and equipment when cash is advanced to suppliers. Subsequently, the Company derecognizes and reclassifies deposits for property, plant, and equipment to property, plant, and equipment when control is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for property, plant and equipment for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
Opening balance	$52,738	$35,743
Reclassification to property, plant, and equipment	(80,237)	(120,958)
Addition of deposits for property, plant, and equipment	185,936	137,953
Ending balance	$158,437	$52,738

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

Estimated Useful Life
Cloud service equipment	5 years
Colocation service equipment	10 to 20 years
Building	20 to 25 years
Leasehold improvements	15 years
Purchased and internally developed software	1 to 5 years
Other property and equipment	20% to 30%

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

Intangible assets with finite lives are comprised of customer relationships and are amortized on a straight-line basis over their estimated useful lives. The Company assesses the appropriateness of finite-lived classification at least annually. Additionally, the carrying value and remaining useful lives of finite lived assets are reviewed annually to identify any circumstances that may indicate potential impairment or the need for a revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows expected to be generated from it. We apply judgment in selecting the assumptions used in the estimated future undiscounted cash flow analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The useful life of customer relationships is 19 years.

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

Investment security

As of September 30, 2026 and December 31, 2025, investment security represents the Company’s investment in a privately held company via a simple agreement for future equity (“SAFE”).

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

Leases as Lessee

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

Leases as Lessor

At contract inception, the Company determines whether an arrangement contains a lease, which exists when the customer obtains the right to control the use of an identified asset, such as a dedicated data hall, for a period of time in exchange for consideration. In making this determination, the Company considers whether it has a substantive right to substitute alternative space. Colocation arrangements that do not convey such a right are accounted for under ASC 606.

The lease term includes the noncancellable period and any periods covered by options the customer is reasonably certain to exercise to extend, or not to exercise to terminate, the lease. Lease commencement occurs when the Company makes the underlying asset available for use by the customer, which may precede the contractual billing start date. The Company’s data center leases are classified as operating leases.

For its dedicated data center leases, the Company has elected the lessor practical expedient to combine facility operations and maintenance services with the associated lease component and accounts for the combined component under ASC 842 because the lease component is predominant. Electricity and remote hands services are accounted for separately under ASC 606. Fixed consideration is allocated between lease and nonlease components based on relative standalone selling prices, and variable consideration for electricity and remote hands services is allocated entirely to those services.

For arrangements in which the Company acts as lessor, leases are classified at commencement as sales-type, direct financing or operating leases. Operating lease classification is applied when the criteria for the other classifications are not met, including certain arrangements involving variable lease payments. Lease commencement occurs when the underlying asset becomes available for customer use. For sales-type leases where the Company is the lessor, the Company recognizes a net investment in lease, which comprises the present value of the future lease payments and any unguaranteed residual value. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease and is included in “Revenues.” Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which will be recorded in “Other income, net.”

Operating lease revenue is recognized over the lease term beginning at commencement. Advance payments are recorded as deferred lease revenue and recognized over the applicable revenue recognition period. The Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Revenues.” Differences between amounts billed or received and straight-line lease income are recorded as deferred lease revenue or a straight-line rent receivable. Variable lease payments are recognized as income in the period in which they are earned. Initial direct costs are deferred and recognized as expense over the lease term. Assets subject to operating leases remain in property, plant and equipment and continue to be depreciated.

For operating subleases where the Company is the lessor, the Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Other income, net.”

Debt

Notes and loans payable (short-term and long-term debt)

Notes and loans payable are presented as short-term and long-term debt in the consolidated balance sheet and recognized initially at the amount of proceeds received, net of related debt discount and debt issuance costs, and are subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the condensed consolidated statements of operations over the term of the related debt. Notes and loans payable are classified as current or long-term debt liabilities based on their contractual maturities, or earlier if a default, cross-default, or other contractual provision entitles the lender to accelerate repayment within twelve months of the balance sheet date. The Company has also borrowed funds from a related party that holds a majority ownership interest in the Company. Such related-party debt is accounted for on the same basis as the Company’s third-party notes and loans payable and is presented separately from third-party debt on the condensed consolidated balance sheets. See Note 17. Related Parties, for further details.

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

The Company also recognizes lease income from arrangements accounted for as operating leases in accordance with ASC 842, Leases (“ASC 842”), generally on a straight-line basis over the applicable lease term.

Refer to Note 3, Revenue, and Note 6, Leases, for additional information.

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

Deferred revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of September 30, 2026. Deferred revenues are recognized as revenue when recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to our cloud services, including cloud services operations - electricity costs, data center lease expense, GPU servers lease expense, third party customer support fee, and other relevant costs, and (ii) direct production costs related to our colocation services, including electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs.

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

Share-based compensation

The Company’s eligible employees have traditionally participated in Bit Digital’s share-based compensation plans and continued to do so until the IPO was completed. The Company recognized compensation expenses for its employees and non-employees, in addition to an allocation portion of share-based compensation expenses associated with Bit Digital’s shared employees.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) pursuant to which 4,000,000 Ordinary Shares are authorized for issuance with respect to awards that may be granted to any directors, employees and consultants of the Company or affiliated companies. The 2025 Plan provides for share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments.

After the IPO, the Company’s eligible employees participate in WhiteFiber’s share-based compensation plans. The Company accounts for share-based compensation in accordance with ASC 718, Compensation and ASC 505, Equity, which require all share-based payments to employees and members of the board of directors to be recognized as expense in the consolidated financial statements based on their grant date fair values. The Company has elected not to estimate forfeitures of its share-based compensation awards but recognizes the reversal of compensation expense in the period in which the forfeiture occurs. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of September 30, 2026 or on the statements of operations for the three and nine months ended September 30, 2026.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The Company adopted this guidance effective January 1, 2026. During the third quarter of 2026, the Company applied this guidance in accounting for the induced conversion of a portion of its 4.50% Convertible Senior Notes due 2031, as further discussed in Note 10, Debt.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses included in income statement captions. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

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

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and lease income from arrangements containing leases in accordance with ASC 842, Leases (“ASC 842”).

For arrangements within the scope of ASC 606, the Company recognizes revenue when or as control of promised services is transferred to customers in an amount reflecting the consideration to which the Company expects to be entitled in exchange for those services.

To determine revenue recognition for contracts with customers under ASC 606, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

The Company’s cloud services revenue has been generated from Iceland initially. Beginning in 2026, the Company began generating cloud service revenue in the United States as well as an immaterial amount of revenue in Canada, representing a small portion of total revenue, through services provided to a third-party customer following the deployment of the GPU server in one of its Canadian data centers.

Data center/Colocation services

Colocation services generate revenue from Canada and the United States by providing customers with physical space, power, and cooling within the Company’s data center facilities. Certain colocation arrangements convey to customers the right to control the use of identified data center assets for a specified period and are accounted for as leases under ASC 842.

Our revenue is primarily derived from recurring revenue streams, mainly (1) colocation services, which include the leasing of cabinet space and power, and (2) connectivity services, which include cross-connects. Additionally, the remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment.

Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to ten years for data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. For arrangements accounted for as leases, nonrecurring charges allocated to the lease component are included in fixed lease payments and recognized on a straight-line basis over the lease term. The difference between straight-line license revenue and amounts billed or received is recorded as deferred revenue in the condensed consolidated balance sheets.

For operating leases, lease income from fixed payments is generally recognized on a straight-line basis over the lease term, commencing when the underlying asset is made available for use by the customer.

For contracts containing lease and nonlease components, the Company has elected the lessor practical expedient provided by ASC 842. When the applicable criteria are met, the combined component is accounted for under ASC 842 if the lease component predominates, or under ASC 606 if the nonlease component predominates.

We guarantee certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within our data center, we would reduce revenue, or lease income for arrangements accounted for as leases, for any credits or cash payments given to the customer.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of September 30, 2026, capitalized costs to obtain a contract totaled $24.2 million, and the outstanding commission expense payable was $12.1 million, which is included within Other payables and accrued liabilities. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million. Commissions related to contracts accounted for as leases are initial direct costs and are deferred and recognized as expense over the lease term on the same basis as lease income.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of September 30, 2026 and December 31, 2025, there were no contract assets.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits related to contracts accounted for under ASC 606. As of September 30, 2026 and December 31, 2025, contract liabilities were $154.1 million and $7.7 million, respectively. Contract liabilities exclude advance payments received under lease arrangements accounted for in accordance with ASC 842, which are disclosed in Note 6. Leases.

During the three months ended September 30, 2026 and 2025, $1.1 million and $3.8 million, respectively, and during the nine months ended September 30, 2026 and 2025, $2.4 million and $26.3 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation for contracts with customers accounted for under ASC 606 as of September 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$1,400	$4,515	$4,023	$2,087	$422	$250	$12,697
Cloud Services	12,107	230,545	202,867	190,280	45,469	35,017	716,285
Total remaining performance obligations	$13,507	$235,060	$206,890	$192,367	$45,891	$35,267	$728,982

The Company has elected to apply the practical expedient under ASC 606-10-50-14(a) and exclude from this table contracts with an original expected duration of one year or less. These contracts primarily relate to cloud services, with the remaining performance obligations generally expected to be satisfied within one year.

The amounts presented in the table above also exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations under ASC 606-10-50-14(b).

For contracts with customers accounted for under ASC 842, refer to Note 6. Leases.

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

5. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Funds held in escrow	$6,582	$4,000
Prepaid consulting service expenses	43	1,260
Deferred contract costs	2,418	2,191
Prepayment to third parties (a)	6,102	8,773
Receivable from third parties (b)	9,396	4,792
Others	66	253
Total	$24,607	$21,269

(a)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

(b)	The balance of receivables from third parties primarily consists of a deposit for a hosting site of $3.1 million made in the third quarter of 2026, value-added tax receivables of $2.7 million and sales tax receivables of $1.3 million, and other various receivable from a third-parties.

6. LEASES

Leases as Lessee

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

During the three months ended September 30, 2026, the Company commenced new operating lease arrangements primarily related to data center facilities in France, Australia and Canada. These arrangements resulted in the recognition of approximately $54.5 million of operating lease right-of-use assets and corresponding lease liabilities. These leases have initial terms of approximately five years and optional extension periods ranging from one to two years.

As of September 30, 2026 and December 31, 2025, right-of-use asset and lease liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Operating right-of-use assets	$68,422	$11,574
Finance right-of-use assets	-	12,602
Total right-of-use-assets	$68,422	$24,176

Operating lease liabilities	$69,252	$10,485
Finance lease liabilities	-	$12,911
Total lease liabilities	$69,252	$23,396

Operating right-of-use assets are recorded net of accumulated amortization of $13.7 million and $7.4 million as of September 30, 2026 and December 31, 2025, respectively.

Finance lease right-of-use asset is recorded net of accumulated amortization of $0.1 million as of December 31, 2025. There was no finance lease right-of use asset as of September 30, 2026.

For the three months ended September 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $3.2 million and $1.4 million, respectively.

For the nine months ended September 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $6.3 million and $3.7 million, respectively.

For the three months ended September 30, 2026 and 2025, there was no finance lease interest expense or amortization expense, respectively.

For the nine months ended September 30, 2026, the Company’s interest expense and amortization on the finance lease was $0.4 million. For the nine months ended September 30, 2025, there was no finance lease interest expense or amortization expense.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$7,046	$5,319	$20,090	$15,859
Finance lease costs	-	-	427	-
Short-term lease costs	57	53	169	166
Sublease income	(6)	(6)	(19)	(19)
Total lease costs	$7,097	$5,366	$20,667	$16,006

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended September 30, 2026 and 2025, the GPU server lease expense amounted to $2.9 million and $3.5 million, respectively and for the nine months ended September 30, 2026 and 2025, the GPU server lease expense amounted to $12.2 million and $11.0 million, respectively. These balances are included in Operating lease costs in the table above.

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash outflows from operating leases	$(1,966)	$(1,865)	$(6,048)	$(3,063)
Operating cash outflows from finance lease	$-	$-	$(216)	$-
Financing cash outflows from finance lease	$-	$-	$(12,598)	$-
Weighted average remaining lease term – operating lease	6.0	21.5	6.0	21.5
Weighted average remaining lease term – finance lease	-	-	-	-
Weighted average discount rate – operating leases	7.7%	6.4%	7.7%	6.4%
Weighted average discount rate – finance lease	-	-	-	-

The following table represents our future minimum operating lease payments as of September 30, 2026:

Year	Amount
2026	$3,717
2027	17,628
2028	15,813
2029	15,652
2030	15,706
Thereafter	16,209
Total undiscounted lease payments	84,725
Less: present value discount	(15,473)
Present value of operating lease liabilities	$69,252

Leases Not Yet Commenced

In July 2026, the Company entered into an agreement with a data center provider for colocation services at a data center facility in Canada. The agreement provides for 2.7 megawatts of critical IT capacity for an initial term of 60 months, with fixed monthly payments of $0.6 million representing aggregate fixed contractual payments of approximately $34.0 million, excluding variable electricity charges and additional services. In connection with the agreement, the Company paid a deposit of approximately $10.2 million, which is expected to be applied against future monthly payments or refunded under certain circumstances. As of September 30, 2026, the facility had not been made available for the Company’s use, and the lease had not commenced. Accordingly, no right-of-use asset or lease liability related to the arrangement was recognized as of September 30, 2026. The deposit was included in other noncurrent assets in the accompanying condensed consolidated balance sheets.

Leases as Lessor

The Company enters into lease arrangements for data storage and cloud service equipment, as well as dedicated data center capacity and related colocation services. These arrangements generally have lease terms ranging from approximately two to ten years.

Sales-Type Leases

Lease income from sales-type leases is primarily recognized as interest income over the lease term. The Company’s exposure to credit risk is limited to net investment in leases.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income related to net investment in lease	$294	$455	$983	$1,073

Interest income is included in the condensed consolidated statements of operations under the caption “Revenue - Other.”

The components of net investment in sales-type leases were as follows:

	September 30, 2026	December 31, 2025
Net investment in lease - lease payment receivable	$10,350	$13,948

In the second quarter of 2026, the Company terminated an existing sales-type lease with a customer, derecognizing $1.4 million of net investment in lease and reclassifying the underlying assets to property, plant, and equipment at their carrying value. The Company then entered into a new sales-type lease with a different customer, derecognizing those assets from property, plant, and equipment and recognizing a $0.7 million net investment in lease. This transaction resulted in a $0.3 million profit, recorded as “Other income” on the condensed consolidated statement of operations. In the third quarter of 2026, the Company entered into another sales-type lease with the same customer under the same structure, recognizing a $0.7 million net investment in lease and a $0.4 million profit, also recorded as “Other income” (see Note 7. Property, plant and equipment, for further details).

The following table illustrates the Company’s future minimum receipts for sales-type lease as of September 30, 2026:

Year	Sales-Type Lease
2026	$909
2027	3,637
2028	3,637
2029	3,429
2030	848
Total future minimum receipts	12,460
Unearned interest income	(2,098)
Less: Current expected credit losses	(12)
Net investment in lease, net	$10,350

The present value of minimum sales-type receipts of $10.4 million is included in the condensed consolidated balance sheets under the caption “Net investment in lease.”

Operating Lease Income

The Company enters into operating lease arrangements to provide dedicated data center capacity and related colocation services to customers. Operating lease income from fixed lease payments and fixed nonrecurring charges allocated to lease components, is recognized on a straight-line basis over the respective lease terms, commencing when the underlying assets are made available for the customers’ use. Variable lease income is recognized in the period in which the underlying changes in facts and circumstances occur.

The Company also enters into sublease arrangements for portions of its leased data center capacity. These subleases generally include fixed payments with automatic renewal options, unless the sub-tenant provides at least 90 days’ notice of non-renewal prior to the end of the then-current term.

The Company receives advance payments from customers under certain operating lease arrangements, which are recognized as lease income over the respective lease terms in accordance with ASC 842. As of September 30, 2026 and December 31, 2025, deferred lease income related to these arrangements was $151.9 million and $71.8 million, respectively, and was included in deferred revenue in the consolidated balance sheets.

For the nine months ended September 30, 2026, the Company recognized operating lease income of $9.8 million primarily from its data center colocation arrangements and other sublease arrangements. Operating lease income is included in colocation services revenue and sublease income is included in other income in the condensed consolidated statements of operations.

The following table illustrates the future lease payments to be received by the Company under its operating lease arrangements, including data center leases and subleases, as of September 30, 2026:

Year	Operating Lease
2026	$11,713
2027	47,648
2028	48,730
2029	49,845
2030	49,068
Thereafter	214,486
Total future receipts	$421,490

7. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	September 30, 2026	December 31, 2025
Cloud service equipment	$131,764	$146,589
Colocation service equipment	101,119	31,875
Purchased and internally developed software	667	4,633
Land	11,603	6,511
Building	238,283	-
Leasehold improvements	4,054	30,088
Other property and equipment	80	36

Less: Accumulated depreciation	(53,161)	(40,136)
	434,409	179,596
Construction in progress	312,326	157,043
Property, plant, and equipment, net	$746,735	$336,639

For the three months ended September 30, 2026 and 2025, depreciation and amortization expenses for property, plant and equipment were $7.9 million and $6.2 million, respectively and for the nine months ended September 30, 2026 and 2025, depreciation and amortization expenses were $20.6 million and $14.8 million, respectively. Construction in Progress represents assets received but not placed into service as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, accrued purchases for property, plant and equipment totaled $33.8 million and $27.5 million, respectively, and were included in other payables and accrued liabilities in the consolidated balance sheets.

On May 8, 2026, the Company acquired the MTL-3 property following the exercise of the purchase option under the related data center lease agreement (refer to Note 6. Leases). The purchase price of CAD $24.2 million (approximately $ 17.3 million), and the capitalized transactions costs of CAD $1.4 million (approximately $1.0 million), was allocated between land and building based on their relative fair value.

During the three months ended September 30, 2026, the Company placed its NC-1 data center into service and reclassified the related costs from construction in progress to buildings and colocation service equipment within property and equipment, net. Depreciation of these assets commenced when they were ready for their intended use.

In the second quarter of 2026, we had an impairment charge of $5.0 million (as described in the section below, Disposals of Property, Plant and Equipment). There were no other impairment charges recorded for the nine months ended September 30, 2026.

During 2024 and 2025, the Company purchased data storage and network equipment that was subsequently derecognized from property, plant and equipment upon entering into sales-type lease arrangements, with the related assets recorded as net investments in leases, totaling approximately $10.6 million and $7.9 million, respectively. In the second quarter of 2026, upon termination of a customer agreement, the Company derecognized net investment in leases of $1.4 million for the related assets and recognized the amount in property, plant, and equipment. The Company then entered into a new sales-type lease arrangement with a separate customer, derecognizing the related assets from property, plant and equipment at carrying value of $0.3 million and recording net investment in leases. In the third quarter of 2026, the Company entered into another sales-type lease arrangement with the same customer under the same structure, derecognizing the related assets from property, plant, and equipment at their $0.3 million carrying value and recording them as net investment in lease. Refer to Note 6. Leases for further details.

Disposals of Property, Plant and Equipment

For the nine months ended September 30, 2026, the Company sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain from disposal of property, plant and equipment. As of the date of this Form 10-Q, the Company has collected the full cash consideration of $26.1 million.

In the second quarter of 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the nine months ended September 30, 2026. The impairment charge is presented as a separate line item within operating expenses in the accompanying consolidated statements of operations and is excluded from depreciation and amortization expense.

8. INVESTMENT SECURITY

As of September 30, 2026 and December 31, 2025, investment security represents the Company’s investment of $1.0 million in a privately held company via a simple agreement for future equity (“SAFE”).

On May 30, 2024 (the “Effective Date”), and subsequently amended June 30, 2024, the Company entered into a SAFE agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”), or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company would be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the condensed consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

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

On August 10, 2026, Canopy and SAIHEAT Limited (“SAIHEAT”) announced that they had entered into a definitive merger agreement pursuant to which Canopy would become a wholly owned subsidiary of SAIHEAT in a stock-for-stock transaction. In connection with the proposed merger, SAIHEAT is expected to be renamed Canopy Wave Holdings Inc.

In connection with the proposed merger, the Company and Canopy entered into a Surrender and Termination Agreement pursuant to which the Company’s existing SAFE investment will be surrendered and terminated, effective upon the closing of the merger, in exchange for a cash payment of $1.0 million, subject to the terms and conditions of the agreement. Pursuant to the agreement, the Company elected to reinvest the cash payment in Class A ordinary shares of SAIHEAT through the PIPE Investment, described below, with the purchase to be concurrent with the closing of the merger. The Company’s right to receive the cash payment is not conditioned on its participation in the PIPE Investment.

As of September 30, 2026, the proposed merger had not been completed and the SAFE had not been surrendered or terminated. Accordingly, the Company continued to recognize its existing SAFE investment, with a carrying value of $1.0 million, in its condensed consolidated balance sheet as of September 30, 2026.

At September 30, 2026, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. The Company did not recognize any upward or downward adjustment to the value of the investment for the three or nine months ended September 30, 2026.

PIPE Investment

On August 10, 2026, the Company entered into the PIPE Share Purchase Agreement with SAIHEAT Limited, an exempted company incorporated under the laws of the Cayman Islands (“SAIHEAT”).  Pursuant to the PIPE Share Purchase Agreement, the Company purchased from SAIHEAT, an aggregate of 55,105 SAIHEAT’s Class A Ordinary Shares (the “PIPE Shares”) for an aggregate purchase price of approximately $1.0 million at a per-share purchase price of $18.15 per share.

The PIPE investment was entered into in connection with the proposed merger between SAIHEAT and Canopy, pursuant to which Canopy would become a wholly owned subsidiary of SAIHEAT. The consummation of the PIPE investment is contingent upon the completion of the proposed merger and the satisfaction of certain closing conditions.

As of September 30, 2026, the proposed merger had not been completed, and the PIPE Shares had not been issued to the Company. Accordingly, the Company had not recognized an investment in the PIPE Shares in its condensed consolidated balance sheet as of September 30, 2026. Upon completion of the transaction, the Company expects to account for the PIPE Shares in accordance with the applicable U.S. GAAP guidance for equity securities.

The Company expects to have neither control nor significant influence through investment in PIPE Shares. Four members of Bit Digital’s management, including Erke Huang, Bit Digital’s Chief Financial Officer, participated in the PIPE transaction in their personal capacity as investors and invested $0.5 million each in SAIHEAT.

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Deposits (a)	$10,843	$405
Deferred contract costs	21,734	22,969
Deferred financing costs	1,329	-
Prepayment to third parties	844	-
Others	637	427
Less: Current expected credit losses	(1)	-
Total	$35,386	$23,801

(a)	The balance of deposits primarily consisted of a deposit made in connection with a colocation agreement, wherein the Company paid a deposit of approximately $10.2 million, which is expected to be applied against future monthly payments or refunded under certain circumstances. The balance also includes deposits made to a utility company related to our colocation services. The deposits are refundable upon expiration of the agreement.

10. DEBT

2031 Convertible notes

On January 26, 2026, the Company issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031 (the “2031 Notes”), including the exercise in full by the initial purchasers of the 2031 Notes of their option to purchase up to an additional $20.0 million principal amount of the 2031 Notes. The 2031 Notes bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026 and has an effective interest rate of 5.37%. The 2031 Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of January 26, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The net proceeds from the 2031 Notes offering, after deducting initial purchasers’ discounts and offering expenses, were approximately $222.1 million, including the proceeds from the exercise in full of initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The Company used approximately $120 million of the proceeds of the 2031 Notes offering to enter into a zero-strike call option transaction, as discussed below.

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

Holders may require the Company to repurchase the 2031 Notes for cash on February 6, 2029 or upon the occurrence of certain fundamental changes, in each case subject to the terms of the governing indenture, at 100% of principal plus accrued and unpaid interest. The Company may redeem the 2031 Notes on or after February 6, 2029, subject to specified share-price conditions and other restrictions, and may redeem the notes upon certain tax-related events.

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

In August 2026, the Company repurchased $198.15 million aggregate principal amount of the 2031 Notes for cash and shares in privately negotiated transactions, as discussed below. Following settlement, $31.85 million principal amount remained outstanding.  The estimated fair value of the remaining 2031 Notes was determined to be approximately $34.5 million as of September 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

The Company accounts for the remaining 2031 Notes as a single liability instrument at amortized cost, net of unamortized debt issuance costs. As of September 30, 2026, the Company classified the 2031 Notes as a long-term liability. Although the 2031 Notes are currently convertible, the Company has the intent and the ability to settle any conversion in shares of its common stock and therefore does not expect that settlement of the 2031 Notes will require the use of current assets or the creation of other current liabilities. Holders may require repurchase of the 2031 Notes for cash on February 6, 2029, which is more than twelve months after September 30, 2026.

Zero-Strike Call Option Transaction

In connection with the issuance of the 2031 Notes in January 2026, the Company entered into a zero-strike call option transaction (“Zero-Strike Call Option”) with one of the initial purchasers or its affiliate (the “Option Counterparty”). Pursuant to the Call Option Transaction, the Company paid a premium equal to approximately $120.0 million for the right to receive, without further payment, 5,905,511 ordinary shares (subject to customary adjustment), with delivery thereof by the Option Counterparty at expiry, subject to early settlement of the Zero-Strike Call Option in whole or in part at the Option Counterparty’s discretion. The Zero-Strike Call Option expires on the 40th non-disrupted day (as defined in the Zero-Strike Call Option) following February 1, 2031, or earlier if the Option Counterparty requests early settlement. The settlement method of the Zero-Strike Call Option is physical settlement. The Company will receive the fixed number of ordinary shares determined at the commencement date of the transaction upon expiration or for the portion thereof being settled early, provided that the Zero-Strike Call Option is exercised. The Zero-Strike Call Option is recognized as permanent equity at its fair value at inception as a reduction to additional paid in capital in the condensed consolidated balance sheet.

2032 Convertible Senior Notes

On August 21, 2026, the Company completed a private offering of $310.0 million aggregate principal amount of 5.00% convertible senior notes due September 1, 2032 (the “2032 Notes”), consisting of an initial $270.0 million issuance and an additional $40.0 million issued upon exercise in full of the initial purchasers’ overallotment option. The 2032 Notes are senior unsecured obligations and bear interest at 5.00% per annum, with an effective interest rate of 5.81%, payable semiannually in arrears on March 1 and September 1, commencing March 1, 2027. The estimated fair value of the 2032 Notes was determined to be approximately $297.7 million as of September 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

The initial conversion rate is 29.5530 ordinary shares per $1,000 principal amount of the 2032 Notes, equivalent to an initial conversion price of approximately $33.84 per share, subject to adjustment. Holders may convert their 2032 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date, in accordance with the terms and conditions of the indenture. Upon conversion, the Company may settle its obligations in cash, ordinary shares or a combination thereof at its election. Under certain circumstances, including specified corporate events or redemption notices, the conversion rate may be increased. The Company may redeem the 2032 Notes at its option on or after September 6, 2030, subject to specified stock-price conditions and other restrictions, and upon certain tax-related events. Holders may require the Company to repurchase the 2032 Notes for cash on September 6, 2030 or upon certain fundamental changes, in each case subject to the indenture, at 100% of principal plus accrued and unpaid interest.

The Company accounts for the 2032 Notes as a single instrument. As of September 30, 2026, the Company has classified the 2032 Notes as a long-term liability. Although the 2032 Notes are currently convertible, the Company has the intent and the ability to settle any conversion in shares of its common stock, and therefore does not expect that settlement of the 2032 Notes will require the use of current assets or the creation of other current liabilities. Holders may require repurchase of the 2032 Notes for cash on September 6, 2030, which is more than twelve months after September 30, 2026.

Partial Repurchase of 2031 Notes

On August 18, 2026, the Company entered into binding, privately negotiated transactions with certain holders of its 2031 Notes to repurchase an aggregate principal amount of $198.15 million of 2031 Notes. The transactions settled on August 21, 2026. The Company transferred approximately $118.5 million of cash, including approximately $0.5 million of accrued interest, and issued 6,271,534 ordinary shares with an aggregate fair value of approximately $169.8 million.

The Company concluded that the repurchase transactions qualified for induced conversion accounting under ASC 470-20, including the amendments in ASU 2024-04. The Company measured the inducement expense as the excess of the fair value of the consideration transferred over the fair value of consideration issuable under the original conversion privileges, measured as of August 18, 2026, the date of binding acceptance. The Company recognized induced conversion expense of approximately $80.8 million for the three and nine months ended September 30, 2026 in Induced conversion expense in the condensed consolidated statements of operations and comprehensive income (loss).

Upon settlement on August 21, 2026, the Company derecognized the carrying amount of the settled 2031 Notes, including related unamortized issuance costs, and recorded the applicable amounts in additional paid-in capital.

The following table summarizes the balances of the convertible notes:

	As of September 30, 2026
	2031 Notes	2032 Notes	Total
Convertible notes	$31,850	$310,000	$341,850
Less: unamortized debt issuance costs and debt discount	(979)	(10,783)	(11,762)
Subtotal	30,871	299,217	330,088
Less: current portion	-	-	-
Convertible notes, net of current portion	$30,871	$299,217	$330,088

For the three and nine months ended September 30, 2026, interest expense related to the convertible notes totaled $3.7 million and $8.6 million, respectively, consisting of contractual interest expense of $3.4 million and $7.8 million, respectively, and amortization of debt issuance costs and discounts of $0.3 million and $0.8 million, respectively.

Accrued interest related to the convertible notes as of September 30, 2026 was $1.9 million. We record accrued interest in Other payables and accrued liabilities in our consolidated balance sheet.

The following table summarizes the balances of the Company’s other short-term and long-term debts:

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-Term Debt:
Delayed Draw Term Loan Facility	$30,000	$(593)	$29,407
Iceland Facility - Current	10,143	-	10,143
Syndicated RBC Credit Facility Agreement - Current	1,730	-	1,730
Long-Term Debt:
Iceland Facility - Non-current	7,607	(283)	7,324
Syndicated RBC Credit Facility Agreement - Non-current	24,217	(858)	23,359
Total term debt			$71,963

Short-term debt – related parties, net on the condensed consolidated balance sheet as of September 30, 2026 of $30.0 million includes $0.6 million of accreted MOIC Amount (as described below) related to the Delayed Draw Term Loan Facility, which is not reflected in the net carrying amount presented in the table above.

Iceland Facility

On March 23, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

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

The Facility may be drawn in multiple tranches during an availability period, with up to two drawdowns permitted and a minimum draw amount of $5 million per draw. Any undrawn commitments are canceled at the end of the availability period. On April 24, 2026, the Company drew down $18 million. On September 11, 2026, the Borrower drew the remaining $2.0 million, bringing total borrowings under the Facility to $20.0 million.

In connection with the entry into the Facility, the Borrower paid an arrangement fee of $0.2 million (1.111% of the amount drawn), together with legal, documentation, and other third-party costs, for total debt issuance costs and debt discount of approximately $0.4 million, which were recorded as a direct deduction from the carrying amount of the Facility. The Facility also includes customary financial maintenance covenants, including leverage, equity, and loan to value ratios. As of September 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

The Facility permits voluntary prepayments, subject in certain cases to prepayment fees, and includes mandatory prepayment provisions in connection with specified events, including certain asset disposals and insurance proceeds, all as set out in the facility agreement.

As of September 30, 2026, the aggregate outstanding principal balance, net of unamortized debt discount and issuance costs, under the Facility was $17.8 million, and the Facility had a weighted average effective interest rate of 10.35%, which includes a weighted average stated interest rate of 7.94%.

Royal Bank of Canada Facility

On June 18, 2025, the Company entered into a non-recourse credit facility (“Credit Facility”) with the Royal Bank of Canada (“RBC”). The Credit Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) to finance its data centers business.

The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three-year lease facility in the amount of $18.5 million. The lease facility provided for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC could cancel any unutilized portion of the Credit Facility after September 30, 2026. The interest rate was fixed based on the rental rate determined by RBC for the three-year term of the lease.

●	Non-revolving term loan facility in the amount of $19.6 million to refinance the Company’s purchase of the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center in Montreal Canada. The interest rate of the real estate term loan facility was to be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest was due 30 days after drawdown and was repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility was available for the 36-month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of $5.8 million and other related supporting documents.

The Company agreed to certain financial covenants including maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027. The facilities had not been authorized for use by the lender, as certain conditions precedent had not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under this facility.

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

Additionally, RBC provided a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees were determined on a transaction-by-transaction basis, and the facility was available for a 12-month term. As of September 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

On July 15, 2026, the Amended Credit agreement was repaid in full and refinanced through the Syndicated RBC Credit Facility agreement described below. The revolving facility from the Amended credit agreement in the form of Letters of Credit and Letters of Guarantee remains in place.

Syndicated RBC Credit Facility Agreement

On July 6, 2026, the Company’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). The Syndicated RBC Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits the Company to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated RBC Credit Facility Agreement bear interest, at the Company’s option, at either (i) CORRA-based benchmark rate for such interest period plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

The Syndicated RBC Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including the Company’s MTL-2 and MTL-3 properties and related improvements and equipment

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio. As of September 30, 2026, the Company was in compliance with all financial covenants under the Syndicated RBC Credit Facility Agreement.

On July 15, 2026, the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated RBC Credit Facility Agreement. As of September 30, 2026, the CORRA loan amount had an average all-in rate of 5.03%.

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

The Delayed Draw Term Loan Facility bears interest at an initial rate of 9.5% per annum and provides for a rate step down when the following conditions are satisfied: (i) the development of a 40 megawatt phase buildout of an HPC data center located at NC-1 has been substantially complete and (ii) at least 80% of the phase I data center capacity has been leased to tenants at market rates. The loan also includes a MOIC Amount payable upon maturity. The MOIC Amount is equal to the positive difference of (a) (i) 1.1 multiplied by (ii) the principal amount of any advance (excluding any original issue discount) and (b) the cumulative amount of all payments (including interest, payment-in-kind interest, and fees) received by the Lender.

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

On July 27, 2026, an additional $20 million was drawn down on the Delayed Draw Term Loan Facility and on July 30th, 2026, an additional $10 million was drawn down. These draw downs each have a maturity of 180 days, and can be extended upon mutual agreement of the Borrower, Lender, and Guarantor.

On August 21, 2026, the Company, the Lender and the Guarantor agreed to extend the maturity of the $30 million draw down by 30 days, from August 24, 2026 to September 23, 2026. On September 23, 2026, the Company repaid the $30 million draw down in full at the extended maturity for a total cash payment of $32.1 million, consisting of $30.0 million of principal and $2.1 million of MOIC return.

As of September 30, 2026, the Delayed Draw Term Loan Facility had an average effective interest rate of 25.7% which exceeded the contractual interest rate due to the inclusion of the contractual MOIC payment. The short-term nature of the facility resulted in a higher annualized effective interest rate.

On October 27, 2026, the Company received an additional draw down of $70.0 million under the Delayed Draw Term Loan Facility. The additional draw down matures 116 days following the funding date, subject to extension by mutual agreement of the parties, provided that such extension does not extend beyond the facility availability period. The draw down is governed by the terms and conditions of the existing agreement.

B. Riley Facility

As discussed above, on May 26, 2026, Bit Digital assigned to B. Riley a $20 million note that was issued to Enovum NC-1 Venture, LLC under the Delayed Draw Term Loan Facility and Security Agreement.

On August 24, 2026, the Company repaid the $20 million draw down assigned to B.Riley in full at maturity, without extension, for a total cash payment of $21.5 million, consisting of $20.0 million of principal and $1.5 million of MOIC return. Following repayment, the Company has no further obligations to B. Riley under the facility.

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

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) which provides for share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 1,393,671 RSUs granted as of September 30, 2026.

From time to time, the Company grants equity awards under its 2025 Plan to employees of Bit Digital as consideration for services rendered to the Company. These awards are settled in the Company’s ordinary shares and are accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

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

In August 2025, in connection with WhiteFiber’s initial public offering, 1,329,037 outstanding and unvested equity awards under the 2023 and 2025 Bit Digital Plans held by WhiteFiber employees were cancelled and replaced with 222,739 RSUs under the 2025 Plan. The original aggregate value of these equity awards was preserved and the terms of the equity awards, such as the award period and vesting schedule continue unchanged.

In 2025, the Company granted 88,235 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

In 2025, the Company granted 303,281 RSUs to employees, which are subjected to a sixteen-quarter service with a one-year cliff vesting schedule.

In 2024, Bit Digital entered into equity award agreements with certain Enovum employees, pursuant to which such employees have the opportunity to earn additional compensation in the form of Bit Digital’s performance RSUs (“PSU”) tied to Enovum’s achievement of Growth EBITDA associated with new data center sites. Following WhiteFiber’s IPO, the agreements were amended such that any earned PSUs are issued pursuant to the WhiteFiber, Inc. 2025 Omnibus Incentive Plan and settled in WhiteFiber RSUs. PSUs vest upon cumulative Growth EBITDA reaching CAD $5.0 million (CAD $0.5 million initial value), plus 10% of incremental Growth EBITDA thereafter, capped at CAD $100.0 million cumulative Growth EBITDA and CAD $10.0 million in total PSU value. Measurements commenced on December 31, 2025 and occur semi-annually. For the nine months ended September 30, 2026, the Company recognized share-based compensation expenses of $5.5 million related to these PSU.

In August 2026, the Company entered into a second amendment to the director agreement with Ms. Shih, effective August 1, 2026. Pursuant to the terms of the amendment, Ms. Shih was awarded 4,657 RSUs on August 3, 2026 with an aggregate value of $0.1 million, determined based on the closing stock price on August 3, 2026. The RSUs vested immediately upon grant.

During the nine months ended September 30, 2026, the Company granted 281,993 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

During the nine months ended September 30, 2026, the Company granted 38,615 RSUs to employees. All of these RSUs were immediately vested.

During the nine months ended September 30, 2026, the Company granted 19,083 RSUs to employees, which are subjected to a sixteen-quarter service vesting schedule.

During the nine months ended September 30, 2026, the Company granted 51,878 RSUs to employees, which are subjected to a sixteen-quarter service with a one-year cliff vesting schedule.

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $2.7 million and $3.9 million, respectively and for the nine months ended September 30, 2026 and 2025, the Company recognized share-based expenses of $11.2 million and $3.9 million, respectively for RSUs issued to employees and directors. As of September 30, 2026, the Company had $1.7 million unrecognized compensation costs related to these unvested RSUs.

As of September 30, 2026, the Company had 119,576 awarded and unvested RSUs.

Other share-based compensation

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $1.0 million, respectively and for the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $59 thousand and $6.9 million, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

For the three months ended March 31, 2026, the Company granted 152,444 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 139,225 RSUs were fully vested upon issuance, and the remainder of 13,219 RSUs vested in May 2026 for one consultant. The Company recognized share-based compensation expense of $2.1 million in connection with these grants.

For the three months ended June 30, 2026, the Company granted 2,683 RSUs to consultants under the 2025 Plan as consideration for services rendered. The RSUs vested immediately upon grant. The Company recognized share-based compensation expense of $70 thousand in connection with these grants.

For the three months ended September 30, 2026, the Company granted 60,953 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 58,836 RSUs were fully vested upon issuance, and the remainder of 2,117 RSUs are subject to a sixteen-quarter service vesting schedule for one consultant. The Company recognized share-based compensation expense of $1.1 million in connection with these grants.

For the three months ended September 30, 2026 and 2025, the Company recognized total share-based compensation expenses of $1.1 million and $4.8 million, respectively, related to consultants. For the nine months ended September 30, 2026 and 2025, the Company recognized total share-based compensation expenses of $3.6 million and $4.8 million, respectively, related to consultants.

12. SHARE CAPITAL

Ordinary shares

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159.4 million, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23.9 million, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. As of the date of this Form 10-Q, Bit Digital owns approximately 59.7% of the issued and outstanding ordinary shares of WhiteFiber.

As of December 31, 2025, there were 38,344,239 ordinary shares issued and outstanding.

During the nine months ended September 30, 2026, 568,792 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2025 Plan.

In May 2026, 96,871 ordinary shares were issued in connection with the redemption, on a one-for-one basis, of an equal number of exchangeable shares that had been issued in connection with the Company’s acquisition of Enovum.

In August 2026, 6,271,534 ordinary shares were issued in connection with the induced conversion of 2031 Notes. Refer to Note 10. Debt for further details.

As of September 30, 2026, there were 45,281,436 ordinary shares issued and outstanding.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of September 30, 2026 are as follows:

As of September 30, 2026
Enovum Data Centers Corp.	$19,474
Total goodwill	$19,474

Finite-lived intangible assets

Finite-lived intangible assets consist of customer relationships. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table presents the Company’s finite-lived intangible assets as of September 30, 2026:

	As of September 30, 2026
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(1,614)	$11,872
Total	$13,486	$(1,614)	$11,872

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(665)	$12,821
Total	$13,486	$(665)	$12,821

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of September 30, 2026:

2026	$173
2027	693
2028	693
2029	693
2030	693
Thereafter	8,927
Total	$11,872

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2026 and September 30, 2025 was $0.2 million and $0.2 million, respectively and for the nine months ended September 30, 2026 and September 30, 2025 was $0.5 million and $0.5 million, respectively. The Company did not identify any impairment of its finite-lived intangible assets during the nine months ended September 30, 2026.

14. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss before income taxes	$(103,204)	$(15,687)	$(129,888)	$(22,052)
(Benefit from) provision for income taxes	$(1,769)	$67	$(1,435)	$1,107
Effective tax rate	1.7%	(0.4)%	1.1%	(5.0)%

The effective tax rate was 1.7% and (0.4)% for the three months ended September 30, 2026 and 2025, respectively, and 1.1% and (5.0)% for the nine months ended September 30, 2026 and 2025, respectively. The higher effective tax rates for the nine and three month periods are primarily due to geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. As of September 30, 2026, WhiteFiber Inc and Subsidiaries was not able to benefit from current year foreign loss before taxes due to foreign valuation allowance maintained against deferred tax assets from certain foreign operations for both periods nine and three months.

Numerous foreign jurisdictions have enacted legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development (“OECD”). Under such rules, a minimum effective tax rate of 15% applies to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor Pillar Two legislative developments and the effects of Pillar Two on our business.

On January 5, 2026, the OECD released comprehensive administrative guidance on the “side-by-side system” to streamline Pillar Two’s global minimum tax rules, which would exclude U.S. parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. The side-by-side safe harbor election will be effective beginning in 2026, once adopted into domestic legislation, with the transitional safe harbor extended through 2027 to facilitate the implementation of this permanent system. Overall, the rules are not expected to have a material adverse impact on our results of operations, financial position, or cash flows. On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on our financial statements.

15. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(101,435)	$(15,754)	$(128,453)	$(23,159)
Weighted average number of ordinary share outstanding
Basic	41,652,795	33,742,031	39,581,712	29,325,582
Diluted	41,652,795	33,742,031	39,581,712	29,325,582

Loss per share
Basic	$(2.44)	$(0.47)	$(3.25)	$(0.79)
Diluted	$(2.44)	$(0.47)	$(3.25)	$(0.79)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended September 30, 2026, 119,576 unvested RSUs and 9.6 million weighted-average ordinary shares issuable upon conversion of the 2031 Notes and 2032 Notes (based on initial conversion prices of approximately $25.91 and $33.84 per ordinary share, respectively) were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the nine months ended September 30, 2026, 119,576 unvested RSUs and 8.3 million weighted-average ordinary shares issuable upon conversion of the 2031 Notes and 2032 Notes (based on initial conversion prices of approximately $25.91 and $33.84 per ordinary share, respectively) were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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

Other than the $19.5 million of goodwill from the Enovum acquisition allocated to the Colocation Services segment, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the condensed consolidated statements of operations and comprehensive (loss) income.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended September 30, 2026

	Cloud services	Colocation services	Total
Revenue from external customers	$18,106	$5,617	$23,723
Intersegment revenue	-	29	29
Segment revenue	18,106	5,646	23,752

Reconciliation of revenue
Other revenue (a)		294	294
Elimination of intersegment revenue			(29)
Total consolidated revenue			24,017

Less:
Electricity costs	823	709	1,532
Datacenter lease expense	1,883	357	2,240
GPU lease expense	2,861	-	2,861
Wage expense	-	359	359
Third-party customer support fees	1,219	-	1,219
Other segment items (b)	1,121	1,013	2,134
Intersegment cost of revenue	29	-	29
Segment cost of revenue	7,936	2,438	10,374

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(29)
Total consolidated cost of revenue			10,345

Segment gross profit	$10,170	$3,208	$13,378

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended September 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$18,033	$1,692	$19,725

Reconciliation of revenue
Other revenue (a)		455	455
Total consolidated revenue			20,180

Less:
Electricity costs	631	289	920
Datacenter lease expense	1,381	166	1,547
GPU lease expense	3,454	-	3,454
Wage expense	-	92	92
Other segment items (b)	849	128	977
Segment cost of revenue	6,315	675	6,990

Segment gross profit	$11,718	$1,017	$12,735

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Nine Months Ended September 30, 2026

	Cloud services	Colocation services	Total
Revenue from external customers	$58,679	$15,117	$73,796
Intersegment revenue	-	64	64
Segment revenue	58,679	15,181	73,860

Reconciliation of revenue
Other revenue (a)		983	983
Elimination of intersegment revenue			(64)
Total consolidated revenue			74,779

Less:
Electricity costs	2,467	2,298	4,765
Datacenter lease expense	4,857	894	5,751
GPU lease expense	12,177	-	12,177
Wage expense	-	817	817
Third-party customer support fees	2,617	-	2,617
Other segment items (b)	2,531	2,128	4,659
Intersegment cost of revenue	64	-	64
Segment cost of revenue	24,713	6,137	30,850

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue			(64)
Total consolidated cost of revenue			30,786

Segment gross profit	$33,966	$9,044	$43,010

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Nine Months Ended September 30, 2025

	Cloud services	Colocation services	Total
Revenue from external customers	$49,470	$5,060	$54,530

Reconciliation of revenue
Other revenue (a)		1,073	1,073
Total consolidated revenue			55,603

Less:
Electricity costs	1,821	782	2,603
Datacenter lease expense	4,020	473	4,493
GPU lease expense	10,951	-	10,951
Wage expense	-	262	262
Other segment items (b)	2,141	358	2,499
Segment cost of revenue	18,933	1,875	20,808

Segment gross profit	$30,537	$3,185	$33,722

(a)	Other revenue is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net income before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross profit	$13,378	$12,735	$43,010	$33,722

Reconciling Items:
Other revenue (a)	294	455	983	1,073
Depreciation and amortization expenses	(8,077)	(6,371)	(21,085)	(15,342)
Impairment of capitalized software assets	-	-	(5,006)	-
General and administrative expenses	(17,998)	(21,323)	(50,580)	(41,076)
Net (loss) gain from disposal of property and equipment	-	(338)	1,822	(338)
Other income (expense), net	379	(845)	159	(91)
Interest expense - third parties	(6,426)	-	(12,999)	-
Interest expense - related parties	(3,987)	-	(5,425)	-
Induced conversion expense	(80,767)	-	(80,767)	-
Net loss before taxes	$(103,204)	$(15,687)	$(129,888)	$(22,052)

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

In August 2025, the Company entered into a Professional Services Agreement (“PSA”) with Pruitt Hall, a member of the Company’s Board of Directors, pursuant to which he provides consulting services in connection with the construction of the NC-1 facility. Under the PSA, the Company pays consulting fees ranging from $162 to $312 per hour, depending on the level of consultant involved, subject to a minimum of four hours, plus travel expenses, for the time spent on-site. The PSA may be terminated by either party upon thirty days prior written notice. There were consulting services provided under the PSA during the nine months ended September 30, 2026 totaling $0.1 million. On July 30, 2026, the PSA was terminated.

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

On August 8, 2025, WhiteFiber completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. The initial gross proceeds to WhiteFiber from the Offering were $159.4 million before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, Bit Digital held all of the issued and outstanding ordinary shares of WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase an additional 1,406,250 ordinary shares, resulting in additional gross proceeds to WhiteFiber of $23.9 million, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. After giving effect to the Offering, and the Underwriters’ exercise of their over-allotment option in full, Bit Digital held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. As of the date of this Form 10-Q, Bit Digital owns approximately 59.7% of WhiteFiber.

Transition Services Agreement post-IPO

In addition, prior to the consummation of the Offering, Bit Digital entered into the Transition Services Agreement with WhiteFiber, pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of the Registration Statement. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, then our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang held the same positions with Bit Digital as well as WhiteFiber. At that time, Messrs. Tabar and Huang committed to provide the requisite time and effort to fulfill their responsibilities as full-time officers of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital’s operations. As of August 1, 2026, Mr. Zhu was named as the Chief Financial Officer of WhiteFiber as Mr. Huang has relinquished his position and is only serving as Chief Financial Officer of Bit Digital. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. Following the IPO, related intercompany balances are expected to be settled in cash or reflected as payable arrangement, rather than the historical parent investment treatment used before the IPO. For the three and nine months ended September, 30, 2026, the fees for these services were $0.6 million and $3.0 million, respectively. As of September 30, 2026, the fees payable by WhiteFiber to Bit Digital are $6.1 million.

Allocation of pre-IPO corporate expenses

Prior to the IPO, Bit Digital provided certain corporate support services to WhiteFiber, including finance, tax, investor relations, and marketing, but did not historically charge the WhiteFiber entities for those services. Bit Digital allocated a portion of Bit Digital’s general corporate expenses to WhiteFiber to reflect the costs of services that benefited WhiteFiber during the periods presented in the financial statements up to the date of the IPO. For the nine months ended September 30, 2025, the Company was allocated $4.9 million for these corporate services. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of percent of revenue or other allocation methodologies that are considered to be a reasonable reflection of the utilization of the services provided relative to the benefits received. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. The pre-IPO allocated expenses were not expected to be settled in cash and were therefore treated as forgiven by Bit Digital and recorded within Parent company net investment.

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

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. As of the date of this Form 10-Q, $20 million has been drawn down under this Facility. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. Refer to Note 10. Debt for further details on this agreement.

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

As of September 30, 2026 the Company has not received an Electric Service Agreement of at least or more than 99 MW. Thus, no contingent payment is payable as of the reporting date.

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

As of September 30, 2026 management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these unaudited condensed consolidated financial statements and determined that, except as disclosed below, there were no subsequent events requiring recognition or disclosure in the financial statements.

Additional Advance Under Delayed Draw Term Loan Facility

On October 27, 2026, the Company received an additional advance of $70.0 million under the Delayed Draw Term Loan Facility and Security Agreement, dated May 20, 2026, among Bit Digital Capital, Inc., Enovum NC-1 Venture, LLC and White Fiber Operating Partnership LP. The additional advance matures 116 days following the funding date, subject to extension by mutual agreement of the parties, provided that such extension does not extend beyond the facility availability period. The advance is governed by the terms and conditions of the existing agreement.

Real Estate Acquisition – Yadkinville, North Carolina

On August 16, 2026, the Company entered into a Real Estate Purchase and Sale Agreement with Unifi Manufacturing, Inc. (the “Yadkinville Agreement”) to acquire two properties consisting of land, buildings and related improvements and certain machinery and equipment located in Yadkinville, North Carolina. The total consideration is $60.0 million in cash, including a deposit in escrow of $2.25 million. The transaction closed on October 28, 2026.

The properties comprise approximately 120 acres of land and 500,000 square feet of existing warehouse space and are expected to provide a combined minimum of 60 MW of initial gross electrical power capacity, with the potential to support up to approximately 200 MW within seven years following closing, subject to confirmation and power availability. The Company intends to develop the properties into data center campuses.

In connection with the agreement, the seller may become entitled to additional contingent consideration of up to $8 million per parcel if specified additional power capacity of up to 69 MW is secured within four years following closing, and up to an additional $5 million per parcel if more than 100 MW of additional power capacity is secured within the same four-year period. The amounts payable decline over the earnout period based on when the additional capacity is secured and the amount of additional power capacity secured.

Following closing, the seller will continue to occupy portions of the properties under short-term occupancy arrangements and subsequently lease back a portion of one property for a five-year term.

NC-1 Project Financing

On November 9, 2026, the Company’s indirect wholly owned subsidiaries, Enovum NC-1 Midco, LLC (“Holdings”) and Enovum NC-1 Bidco, LLC (the “Borrower”), entered into a Term Loan Credit Agreement (the “NC-1 Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and a consortium of lenders party thereto, providing a $200.0 million initial term loan facility and a $100.0 million delayed-draw term loan facility for the NC-1 project. No loans had been funded as of the date of issuance of these financial statements. Initial funding is subject to satisfaction or waiver of conditions relating to readiness and customer acceptance of the first 40 megawatts of capacity at NC-1 and other customary conditions. Delayed draws are subject to final completion of the first 40-megawatt phase of NC-1, pro forma financial tests and other conditions.

Loans bear interest, at the Borrower’s election, at Term SOFR (subject to a 2.00% floor) plus 6.00% or the base rate (subject to a 3.00% floor) plus 5.00%, and mature five years after initial funding, with quarterly principal amortization. The facilities are guaranteed by Holdings and secured by substantially all of the assets of the Borrower, Holdings’ equity interests in the Borrower and indebtedness owed to Holdings subject to permitted liens, exclusions and other limitations in the loan documents. Initial funding also requires a mortgage on the NC-1 data center and an unsecured guarantee from White Fiber Operating Partnership LP of Phase 1 completion, including cost overruns, and specified project carry costs. The guarantor’s minimum net-worth and liquidity requirements remain subject to finalization before initial funding. The loans are not guaranteed by WhiteFiber, Inc. The NC-1 Credit Agreement includes financing fees, financial and other covenants, restrictions on distributions, mandatory prepayments, prepayment premiums and events of default, including specified project- and customer-related defaults.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report). Except for the statements of historical fact, this Form 10-Q contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this Form 10-Q. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. The following discussion may contain forward-looking statements that reflect WhiteFiber, Inc.’s plans, estimates and beliefs. WhiteFiber, Inc.’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below, in the Annual Report and in Part II, Item 1.A of this Form 10-Q, particularly in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.” Before making an investment decision, you should carefully consider these risks, uncertainties and forward-looking statements.

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

Drawing on collective industry experience, our data center team is adept at bringing new sites online on an accelerated timeline. We are aggressively pursuing our development pipeline and intend to achieve an estimated 65 MW (gross) of operational data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including our MTL-1, MTL-3, and NC-1 facilities. We also have an additional 65 MW (gross) in development at our MTL-2 facility and Yadkinville properties. As of September 30, 2026, our pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. We follow a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, we may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of our control.

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

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada which we refer to as MTL-2. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. We initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. We expected to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). Construction is expected to begin during the fourth quarter of 2026.

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed into a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term was 20 years, with two 5-year extensions at the Company’s option. In December 2025, we became reasonably certain to exercise the purchase option and notified the lessor of our intent to exercise the purchase option. We had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 closed on May 8, 2026. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately 979 thousand USD) monthly for the duration of the five-year contract.

On May 20, 2025, we completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which we refer to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200 thousand per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of the Company, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to assignment. Refer to Note 18. Commitments and contingencies to our condensed consolidated financial statements for further detail.

 On August 16, 2026, the Company entered the Yadkinville Agreement to acquire two properties consisting of land, buildings and related improvements and certain machinery and equipment located in Yadkinville, North Carolina. The total consideration is $60.0 million in cash, including a deposit in escrow of $2.25 million. The transaction closed on October 28, 2026. In connection with the acquisition, the seller will continue to occupy portions of the properties under occupancy and partial leaseback arrangements. These arrangements are expected to offset a portion of property carrying costs as WhiteFiber advances its development plans.

As the business grows, the Company’s ability to fund its operating needs will depend on the ongoing ability to generate positive cash flow from our operations and raise capital in the capital markets. Accordingly, the Company has entered into certain credit facilities to finance these areas of growth, including the Syndicated RBC Credit Facility Agreement and discussed here. Refer to Liquidity and capital resources for further discussion on this Facility and other credit facilities of the Company.

Nscale Services Agreement

In November 2025, our wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at our NC-1 facility. The agreement represents a significant commercial milestone for our high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. On August 15, 2026, the Company commenced billing for the initial 20 MW of contracted capacity at its NC-1 facility, which was subsequently placed into service on September 23, 2026. As of date of this report, the remaining 20 MW became operational, bringing all 40 MW of contracted IT capacity at NC-1 into operation.

Cloud Services

We provide specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. We are an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). Based on management’s knowledge of the industry, we are proud to be among the first service providers to offer H200, B200, and GB200 servers. We aim to provide a high-standard service lease with an Uptime percentage> 99.5%.

We are also developing a capital-light managed service offering through which customers would fund the underlying hardware while we deploy and operate it on their behalf. This offering has not yet generated material revenue.

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

In addition, we have leased additional data center capacity in Atlanta, Georgia to expand our cloud services offering with the leases commencing in February 2026. In the third quarter, we entered into a lease for 2.5 MW IT load design Tier-3 data center space in Sydney, Australia, a lease for 2.7 MW IT load design Tier-3+ data center space in Paris, France, and leases for 2.0 MW and 2.7 MW IT load design data centers in Canada to expand our cloud services offering.

Customer Base and Concentration

As of the date of this Form 10-Q, we have five existing customers. Our largest customer accounted for approximately 50% of our cloud services revenue during the nine months ended September 30, 2026. During the period we had discontinuation of three customer orders. The discontinued orders resulted in approximately $5.1 million impact to revenue during the nine months ended September 30, 2026. However, there were new customer orders contracted in the nine months ended September 30, 2026 and through the date of this Form 10-Q for total contracted revenue of approximately $1,447 million over a six months to five-year period. Discontinued customer agreements during the nine months ended September 30, 2026 and through the date of this Form 10-Q include: (i) the Company’s Initial Customer, following execution of the Termination Agreement described below; (ii) a customer whose Master Services Agreement and related purchase order, as previously amended, was terminated in January 2026; and (iii) a customer whose service order, entered into in January 2026, was terminated during the period.

New customer agreements signed during the nine months ended September 30, 2026 and through the date of this Form 10-Q include new service orders entered into with existing customers for additional GPU and CPU/storage capacity, as well as new service orders entered into with new customers, in each case as further described below.

Selected Customer Agreements

The following summaries reflect selected GPU cloud service agreements that were entered into or discontinued during the period, or that we otherwise consider to be material or representative. We have entered into additional agreements that are not individually material and are not included below.

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

In January 2025, the Company entered into an agreement to supply its Initial Customer with an additional 464 GPUs for a period of 18 months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract features a two-month prepayment from the customer. Deployment commenced on August 20, 2025, using the Company’s inventory of B200 GPUs.

In October 2025, the Company’s existing parent guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to the Company in lieu of the parent guaranty. The deposit will be funded through fifteen consecutive monthly payments from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. The Company will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

In the second quarter of 2026, the Company executed a termination agreement (the “Termination Agreement”) with the Initial Customer. The Termination Agreement preserved $12.5 million of previously invoiced, unpaid trade receivables. This preserved balance was fully collected as of June 30, 2026. Prepayment and service deposit balances were applied against other outstanding receivables and the Company recognized a bad debt expense of approximately $2.2 million for the unpreserved remaining receivable balance outstanding. Additionally, under the Termination Agreement the Initial Customer is obligated to pay the Company a fixed termination fee of $12.3 million that was recognized as revenue during the second quarter of 2026. Subsequently, in the third quarter, the termination fee was amended to $15.7 million. The amended amount of $15.7 million was fully collected as of September 30, 2026. Following the service pause and termination of the agreement, the Company redeployed the GPUs previously allocated to the Initial Customer to other customers.

In November 2025, we terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, we had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this Form 10-Q, we have collected $2.2 million of the outstanding amount. Approximately $5.1 million remains unpaid. All scheduled installment payments are now past due, and no payments have been received since April 2026. We continue to pursue collection of the remaining balance; however, the timing and amount of any future recoveries remain uncertain.

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, which were terminated in January 2026. In February 2026, we entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 12 months beginning on the services commencement date. The deployment and revenue generation began in March 2026. In March 2026, we entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The deployment and revenue generation began in the second quarter of 2026. In April 2026, the Company entered into another service order with the customer to provide CPU and storage server services. The service order has an initial term of 24 months beginning on the services commencement date. The deployment and revenue generation began in the second quarter of 2026. In September 2026, we entered into another service order with the customer to provide storage server services. The service order has a term of 19 months beginning on the services commencement date. The deployment and revenue generation began in the third quarter of 2026.

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

In February 2026, we entered into a service order with a new customer to provide services utilizing a total of 256 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on February 1, 2026. In August 2026, we entered into an additional five-year service order with this customer to provide services utilizing a total of 576 Nvidia B300s GPUs in Iceland. Service under this agreement is targeted to commence in the fourth quarter of 2026.

In March 2026, we entered into a service order with a new customer, Prime Intellect, to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 6 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began in March 2026 and services continued to be provided through August 2026. In April 2026, we entered into an additional service order with this customer to provide services utilizing a total of 216 GB200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began in July 2026. In August 2026 we entered into a new service order to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 24 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began in the third quarter of 2026. Also in August 2026, we entered into an additional service order with this customer to provide services utilizing a total of 576 VR200 (Vera Rubin) GPUs in Canada, representing our first Vera Rubin deployment. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. Services are targeted to commence in the first half of 2027.

In May 2026, we entered into a two-year cloud services agreement with Hyperbolic Labs, Inc. to deploy 512 H200 GPUs from our existing owned fleet. Revenue under this agreement commenced in May 2026.

In May 2026, we entered into a five-year agreement to provide AI compute infrastructure for an investment-grade technology customer in the Paris region utilizing advanced NVIDIA GPU systems. Service under this agreement, which is now expected to commence in the first quarter of 2027, subject to final equipment delivery and acceptance milestones. We have secured third-party data center capacity in France to support the deployment and have entered into a binding term sheet for project-level financing with respect to this deployment (the “France Project Financing”). We are currently in the process of negotiating definitive documentation for the France Project Financing; however, certain material terms remain subject to ongoing negotiation between the parties. The project is supported by customer prepayments, including 12 months of advanced service fees, which we have received, and is expected to be further supported by project-level financing, with limited long-term reliance on our corporate balance sheet and existing cash resources.

In July 2026, we entered into a service order with a new customer to provide services utilizing a total of 128 B300 GPUs. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. Services are targeted to commence in the fourth quarter of 2026.

New Business Developments

In August 2026, we entered into two service orders with a new customer to provide services utilizing a total of 1,392 B300 GPUs and 968 B300 GPUs, respectively. The service orders each have an initial term of 36 months beginning on the services commencement date, after which they automatically renew for successive one-month periods unless terminated by either party. The deployment and revenue generation for each is expected to begin in the fourth quarter of 2026.

In September 2026, we entered into a service order with a new customer to provide services utilizing a total of 1,024 B300 GPUs. The service order has an initial term of 48 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. Services are targeted to commence in the fourth quarter of 2026.

In September 2026, we entered into a master service agreement and an initial service order with a technology customer to provide AI compute infrastructure from a third-party data center in Sydney, Australia, utilizing advanced NVIDIA B300 GPU systems (approximately 1,200 GPUs). The initial service order has a 59-month term. Service is expected to commence in the first quarter of 2027, following delivery of the equipment and customer acceptance. The customer has made a prepayment equal to 12 months of service fees. If service does not commence by the contractual long-stop date, the customer may terminate the service order and receive a refund of the prepayment.

In September 2026, we entered into a statement of work with a new customer to provide management services for a total of 2,048 B300 GPUs. The statement of work has an initial term of 42 months beginning on the services commencement date, which is expected to be the first quarter of 2027.

In October 2026, we entered into a five-year agreement to provide AI compute infrastructure for a global technology customer utilizing advanced NVIDIA GPU systems. Service under this agreement is expected to commence in the second quarter of 2027, subject to final equipment delivery and acceptance milestones. The customer is required to fund a prepayment equal to nine months of service fees, into an escrow account to be released against deployment costs, and the customer’s payment obligations are supported by a guarantee from an affiliate of the customer. Under the customer agreement we are subject to customary delivery milestones, including liquidated damages capped at 5% of total contract value for late delivery, and we are required to provide a performance guarantee of $8.75 million.

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

After giving effect to the IPO and the full exercise by the Underwriters of their over-allotment option, Bit Digital held approximately 71.5% of our issued and outstanding Ordinary Shares. As of the date of this Form 10-Q, Bit Digital owns approximately 59.7% of WhiteFiber.

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

During the third quarter of 2026, we began delivering capacity to Nscale under NC-1, with the first 20 MW phase commencing on September 23, 2026. As of date of this report, the remaining 20 MW became operational, bringing all 40 MW of contracted IT capacity at NC-1 into operation. Additionally, during the third quarter, we began planning for MTL-2 site and expect construction to begin in the fourth quarter of 2026.

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

On July 9, 2026, the Company announced initial research and development results for a proprietary cross-data-center networking architecture designed to link geographically separated data centers into a single logical GPU supercluster. Testing demonstrated 111.2 Tbps of bandwidth across 83 kilometers of dark fiber with a guaranteed round-trip latency of 0.9 milliseconds, and the Company has submitted related patent applications and commercially launched the solution in September 2026. However, there can be no assurance that the patents will be issued, that the technology will be commercially accepted, or that the Company will recover its development and commercialization costs, any of which could adversely affect its business, financial condition, and results of operations.

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

Results of operations for the three months ended September 30, 2026 and 2025

The following discussion summarizes the results of operations for the three months ended September 30, 2026 and 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For The Three Months Ended September 30,		Variance in
	2026	2025	Amount
Revenue	$24,017	$20,180	$3,837

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(10,345)	(6,990)	(3,355)
Depreciation and amortization expenses	(8,077)	(6,371)	(1,706)
General and administrative expenses	(17,998)	(21,323)	3,325
Total operating expenses	(36,420)	(34,684)	(1,736)

Loss from operations	(12,403)	(14,504)	2,101
Net loss from disposal of property and equipment	-	(338)	338
Interest expense - third parties	(6,426)	-	(6,426)
Interest expense - related parties	(3,987)	-	(3,987)
Induced conversion expense	(80,767)	-	(80,767)
Other income (expense), net	379	(845)	1,224
Total other expense, net	(90,801)	(1,183)	(89,618)

Loss before income taxes	(103,204)	(15,687)	(87,517)

Income tax benefit (expense)	1,769	(67)	1,836
Net loss	$(101,435)	$(15,754)	$(85,681)

Revenue

We generate revenues primarily from providing cloud services and colocation services. Refer to Note 3. Revenue further information.

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

Our revenue from cloud services increased by $0.1 million, or 0.4%, to $18.1 million for the three months ended September 30, 2026 from $18.0 million for the three months ended September 30, 2025. The increase was due to $3.4 million of termination fee revenue recognized under the termination agreement with our Initial Customer. This was largely offset by lower recurring revenue following that customer’s termination, which reduced the number of GPUs deployed for them, and was partially offset by revenue from GPUs deployed to new customers in 2026.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $5.6 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025 and the commencement of revenue at the NC-1 facility, which contributed $1.1 million of lease income.

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

Cost of revenue — cloud services

For the three months ended September 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For The Three Months Ended September 30,
	2026	2025
Electricity costs	$823	$631
Datacenter lease expenses	1,883	1,381
GPU servers lease expenses	2,861	3,454
Third-party customer support fees	1,219	-
Other costs	1,121	849
Total	$7,907	$6,315

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended September 30, 2026, electricity costs increased by $0.2 million, or 30%, compared to the electricity costs incurred for the three months ended September 30, 2025. The increase primarily resulted from an increase in the number of newer-generation GPU servers deployed in the current year, which consume more energy than the models deployed in 2025.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended September 30, 2026, data center lease expenses increased $0.5 million, or 36%, compared to the three months ended September 30, 2025, primarily due to the new leases that commenced in 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended September 30, 2026, GPU server lease expenses decreased by $0.6 million, or (17)%, compared to the GPU servers lease expenses incurred for the three months ended September 30, 2025. The decrease primarily resulted from a lower GPU server leasing rate on the newly onboarded customers, partially offset by an additional payment due to a leasing partner in connection with a termination agreement with a customer.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the three months ended September 30, 2026, third-party customer support fees were $1.2 million.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended September 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For The Three Months Ended September 30,
	2026	2025
Electricity costs	$709	$289
Lease expenses	357	166
Wage expenses	359	92
Other costs	1,013	128
Total	$2,438	$675

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended September 30, 2026, electricity costs increased by $0.4 million, or 145%, compared to the electricity costs incurred for the three months ended September 30, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended September 30, 2026 but not operational during the period ended September 30, 2025. Additionally, the increase in the electricity cost was driven in part by the commencement of limited operations at our NC-1 facility on September 23, 2026.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended September 30, 2026, datacenter lease expenses increased by $0.2 million, or 115%, compared to the datacenter lease expenses incurred for the three months ended September 30, 2025. This is primarily attributed to expense for MTL-3 data center, which was recorded as general and administrative expense in the third quarter of 2025 as the data center was not yet operational.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended September 30, 2026, wage expenses increased by $0.3 million, or 290%, compared to the wage expenses incurred for three months ended September 30, 2025. The increase was primarily attributable to additional employees hired following the IPO and the operations of the MTL-3 site as well as the commencement of limited operations at our NC-1 facility.

Depreciation and amortization expenses

For the three months ended September 30, 2026 and 2025, depreciation and amortization expenses were $8.1 million and $6.4 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service since September 30, 2025, specifically cloud equipment, resulting in higher expense being recognized.

General and administrative expenses

For the three months ended September 30, 2026, our general and administrative expenses, totaling $18.1 million, were primarily comprised of share-based compensation expenses for employees of $2.7 million, salary and bonus expenses of $2.8 million, professional and consulting expenses of $4.8 million (including $1.1 million of share-based compensation), other expenses of $6.1 million, commission expense of $0.2 million, marketing expenses of $1.0 million, and travel expenses of $0.3 million.

For the three months ended September 30, 2025, our general and administrative expenses, totaling $21.3 million, were primarily comprised of share-based compensation expenses of $6.4 million, salary and bonus expenses of $1.5 million, professional and consulting expenses of $9.6 million, other expenses of $2.5 million, commission expense of $0.3 million, marketing expenses of $0.2 million, and travel expenses of $0.2 million.

General and administrative expenses for the three months ended September 30, 2026 were lower than for the three months ended September 30, 2025 by $3.2 million, or 15%. The decrease was primarily due to (i) lower share-based compensation of $3.7 million and (ii) lower professional and consulting fees of $4.9 million, which reflected a $6.1 million decrease in consulting fees, partially offset by $1.2 million of higher legal fees. The decrease in these categories also reflects lower costs allocated from Bit Digital under the TSA, which were $0.6 million compared to $4.0 million in the prior-year period. These decreases were partially offset by (i) higher other expenses of $3.6 million which relates primarily to a $2.8 million increase in start-up costs that do not meet the criteria for capitalization and a $0.4 million increase in bad debt expense, (ii) higher salary and bonus expenses of $1.2 million due to additional employees hired following the IPO, and (iii) higher marketing expenses of $0.4 million.

Interest expense

Interest expense – third parties was $6.4 million for the three months ended September 30, 2026, compared to $nil for the three months ended September 30, 2025, and interest expense – related parties was $4.0 million for the three months ended September 30, 2026, compared to $nil for the three months ended September 30, 2025. The increase in interest expense – third parties was primarily attributable to borrowings under the 2031 Notes, 2032 Notes, B. Riley Facility, Iceland Facility and Syndicated RBC Credit Facility Agreement. The increase in interest expense – related parties was primarily attributable to borrowings under the Delayed Draw Term Loan Facility with Bit Digital, including the tranche repaid in August 2026, as well as amortization of related debt discounts and deferred financing costs.

Induced conversion expense

For the three months ended September 30, 2026, we recorded induced conversion expense of $80.8 million, compared to $nil for the three months ended September 30, 2025. In August 2026, we settled $198.15 million aggregate principal amount of the 2031 Notes in privately negotiated transactions in exchange for $118.0 million of cash, excluding accrued interest, and 6,271,534 ordinary shares with a fair value of $169.8 million. The expense represents the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. Refer to Note 10. Debt, for more information.

Income tax benefit (expense)

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended September 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets. We continue to maintain a valuation allowance against the deferred tax assets in Canada, France, Singapore and Japan as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organization for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the nine months ended September 30, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

For more details on the Company’s tax profile, see Note 14. Income Taxes to our condensed consolidated financial statements.

Results of operations for the nine months ended September 30, 2026 and 2025

The following discussion summarizes the results of operations for the nine months ended September 30, 2026 and 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For The Nine Months Ended September 30,		Variance in
	2026	2025	Amount
Revenue	$74,779	$55,603	$19,176

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)	(30,786)	(20,808)	(9,978)
Depreciation and amortization expenses	(21,085)	(15,342)	(5,743)
Impairment of capitalized software assets	(5,006)	-	(5,006)
General and administrative expenses	(50,580)	(41,076)	(9,504)
Total operating expenses	(107,457)	(77,226)	(30,231)

Loss from operations	(32,678)	(21,623)	(11,055)
Net gain (loss) from disposal of property and equipment	1,822	(338)	2,160
Interest expense - third parties	(12,999)	-	(12,999)
Interest expense - related parties	(5,425)	-	(5,425)
Induced conversion expense	(80,767)	-	(80,767)
Other income (expense), net	159	(91)	250
Total other expense, net	(97,210)	(429)	(96,781)

Loss before income taxes	(129,888)	(22,052)	(107,836)

Income tax benefit (expense)	1,435	(1,107)	2,542
Net loss	$(128,453)	$(23,159)	$(105,294)

Revenue

We generate revenues primarily from providing cloud services and colocation services. Refer to Note 3. Revenue for further information.

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

Our revenue from cloud services increased by $9.2 million, or 18.6%, to $58.7 million for the nine months ended September 30, 2026 from $49.5 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in deployed GPU servers to existing customers in 2026. The decrease in our monthly GPU service revenue from the termination of our agreement with our Initial Customer was substantially offset by $15.7 million of termination fee revenue recorded, and therefore was not a significant driver of the change in revenue.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $15.1 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025 and the revenue generated from the NC-1 facility, which contributed $1.1 million of lease income.

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

Cost of revenue — cloud services

For the nine months ended September 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For The Nine Months Ended September 30,
	2026	2025
Electricity costs	$2,467	$1,821
Datacenter lease expenses	4,857	4,020
GPU servers lease expenses	12,177	10,951
Third-party customer support fees	2,617	-
Other costs	2,531	2,141
Total	$24,649	$18,933

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the nine months ended September 30, 2026, electricity costs increased by $0.6 million, or 35%, compared to the electricity costs incurred for the nine months ended September 30, 2025. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the nine months ended September 30, 2026, data center lease expenses increased $0.8 million, or 21%, compared to the nine months ended September 30, 2025, primarily due to the new leases that commenced in 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the nine months ended September 30, 2026, GPU server lease expenses increased $1.2 million, or 11%, compared to the GPU server lease expenses incurred for the nine months ended September 30, 2025. The increase primarily resulted from a one time amount due upon finalizing a termination agreement with a customer, partially offset by a lower GPU server leasing rate on the newly onboarded customers.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the nine months ended September 30, 2026, third-party customer support fees were $2.6 million.

Cost of revenue — Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the nine months ended September 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For The Nine Months Ended September 30,
	2026	2025
Electricity costs	$2,298	$782
Lease expenses	894	473
Wage expenses	817	262
Other costs	2,128	358
Total	$6,137	$1,875

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the nine months ended September 30, 2026, electricity costs increased by $1.5 million, or 194%, compared to the electricity costs incurred for the nine months ended September 30, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended September 30, 2026 but not operational during the period ended September 30, 2025. Additionally, the increase in the electricity cost was driven in part by the commencement of limited operations at our NC-1 facility on September 23, 2026.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the nine months ended September 30, 2026, datacenter lease expenses increased by $0.4 million, or 89%, compared to the datacenter lease expenses incurred for the nine months ended September 30, 2025. This is primarily attributed to expense for MTL-3 data center, which was recorded as general and administrative expense until the fourth quarter of 2025 as the data center was not yet operational.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the nine months ended September 30, 2026, wage expenses increased by $0.6 million, or 212%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to the operations of MTL-3 site and the limited commencement of operations at our NC-1 facility.

Depreciation and amortization expenses

For the nine months ended September 30, 2026 and 2025, depreciation and amortization expenses were $21.1 million and $15.3 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service, resulting in higher expense being recognized.

Impairment of capitalized software assets

For the nine months ended September 30, 2026 and 2025, impairment of capitalized software assets were $5.0 million and $nil, respectively. In the second quarter of 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the nine months ended September 30, 2026.

General and administrative expenses

For the nine months ended September 30, 2026, our general and administrative expenses, totaling $50.7 million, were primarily comprised of share-based compensation expenses of $11.2 million, salary and bonus expenses of $8.0 million, professional and consulting expenses of $14.7 million (including share-based compensation expenses of $3.6 million), other expenses of $12.5 million, marketing expenses of $2.1 million, commission expenses of $0.3 million and travel expenses of $0.3 million.

For the nine months ended September 30, 2025, our general and administrative expenses, totaling $41.1 million, were primarily comprised of share-based compensation expenses of $13.0 million, salary and bonus expenses of $4.0 million, professional and consulting expenses of $17.1 million, other expenses of $4.3 million, marketing expenses of $1.5 million, commission expenses of $0.8 million and travel expenses of $0.4 million.

General and administrative expenses for the nine months ended September 30, 2026 were higher than for the nine months ended September 30, 2025 by $9.6 million, or 23%. The increase was primarily attributable to (i) higher other expenses of $8.6 million, which included a $3.8 million increase in start-up costs that do not meet the criteria for capitalization and a $2.6 million increase in bad debt expense, (ii) higher salary and bonus expenses of $4.0 million due to additional employees hired following the IPO, and (iii) higher marketing expenses of $0.6 million. These increases reflect the Company’s expanded operations and personnel base following the IPO and continued investment in infrastructure and technology development. The increases were partially offset by (i) lower professional and consulting fees of $2.4 million, which reflected an $8.6 million decrease in consulting fees, partially offset by $3.6 million of RSUs granted to consultants and $1.2 million of higher legal fees, and (ii) lower share-based compensation of $0.8 million. Costs allocated from Bit Digital were also lower, at $3.0 million compared to $6.7 million in the prior-year period.

Interest expense

Interest expense – third parties was $13.0 million for the nine months ended September 30, 2026, compared to $nil for the nine months ended September 30, 2025, and interest expense – related parties was $5.4 million for the nine months ended September 30, 2026, compared to $nil for the nine months ended September 30, 2025. The increase in interest expense – third parties was primarily attributable to borrowings under the 2031 Notes, 2032 Notes, B. Riley Facility, Iceland Facility and Royal Bank of Canada credit facilities. The increase in interest expense – related parties was primarily attributable to borrowings under the Delayed Draw Term Loan Facility with Bit Digital Capital, Inc., including the tranche repaid in August 2026, as well as amortization of related deferred financing costs.

Induced conversion expense

For the nine months ended September 30, 2026, we recorded induced conversion expense of $80.8 million, compared to $nil for the nine months ended September 30, 2025. In August 2026, we settled $198.15 million aggregate principal amount of the 2031 Notes in privately negotiated transactions in exchange for $118.0 million of cash, excluding accrued interest, and 6,271,534 ordinary shares with a fair value of $169.8 million. The expense represents the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. Refer to Note 10. Debt, for more information.

Income tax benefit (expense)

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the nine months ended September 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada and Japan. We continue to maintain a valuation allowance against the deferred tax assets in Canada, France, Singapore and Japan as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organization for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the nine months ended September 30, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

For more details on the Company’s tax profile, see Note 14. Income Taxes to our condensed consolidated financial statements.

Discussion of Certain Balance Sheet Items as of September 30, 2026 and December 31, 2025

The following table sets forth selected information from our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	September 30, 2026	December 31, 2025	Variance in Amount
ASSETS
Current assets
Cash and cash equivalents	$138,544	$114,441	$24,103
Restricted cash	9,012	3,857	5,155
Accounts receivable, net	39,794	23,922	15,872
Net investment in lease - current, net	2,644	4,261	(1,617)
Other current assets, net	24,607	21,269	3,338
Total current assets	214,601	167,750	46,851

Non-current assets
Deposits for property, plant, and equipment	158,437	52,738	105,699
Property, plant, and equipment, net	746,735	336,639	410,096
Goodwill	19,474	20,146	(672)
Intangible assets, net	11,872	12,821	(949)
Operating lease right-of-use assets, net	68,422	11,574	56,848
Finance lease right-of-use assets, net	-	12,602	(12,602)
Net investment in lease - non-current, net	7,706	9,687	(1,981)
Investment security	1,000	1,000	-
Deferred tax assets	10,205	2,594	7,611
Other non-current assets, net	35,386	23,801	11,585
Total non-current assets	1,059,237	483,602	575,635
Total assets	$1,273,838	$651,352	$622,486

LIABILITIES
Current liabilities
Accounts payable	$8,516	$8,101	$415
Current portion of deferred revenue	54,636	7,997	46,639
Current portion of operating lease liabilities	12,955	5,208	7,747
Current portion of finance lease liabilities	-	12,911	(12,911)
Short-term debt and current portion of long-term debt - third parties, net	11,873	-	11,873
Short-term debt - related parties, net	29,989	-	29,989
Income tax payable	455	-	455
Other payables and accrued liabilities	68,074	48,308	19,766
Total current liabilities	186,498	82,525	103,973

Non-current portion of deferred revenue	251,398	71,554	179,844
Non-current portion of operating lease liabilities	56,297	5,277	51,020
Convertible notes payable, net	330,088	-	330,088
Long-term debt - third parties, net	30,683	-	30,683
Deferred tax liabilities	10,704	5,699	5,005
Other long-term liabilities	6,279	-	6,279
Amounts due to related parties	7,710	3,833	3,877
Total non-current liabilities	693,159	86,363	606,796
Total liabilities	$879,657	$168,888	$710,769

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents was $138.5 million and $114.4 million as of September 30, 2026 and December 31, 2025, respectively. The increase was primarily attributable to $211.3 million of net cash provided by operating activities and $342.1 million of net cash provided by financing activities, partially offset by $523.7 million of net cash used in investing activities, coupled with a $0.4 million unfavorable effect of foreign currency translation.

Restricted cash

Restricted cash primarily represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal. The increase of $5.2 million was primarily attributable to $4.0 million held in an escrow account, a $0.6 million increase in cash collateral for the letter of credit in Iceland and $0.5 million deposit held as collateral for a secured corporate credit card. As of September 30, 2026 and December 31, 2025, the fixed maximum amount guaranteed under the letter of credit was $9.0 million and $3.9 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $39.8 million and $23.9 million as of September 30, 2026 and December 31, 2025, respectively. The increase in the balance of accounts receivable is attributable primarily to $33.8 million relating to prepayment billings that were offset by the settlement of $17.7 million of receivables relating to the timing of collections and write-offs relating to one of our discontinued customers.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $2.6 million and $7.7 million, respectively as of September 30, 2026 due to sales-type lease agreements as a lessor for its cloud service equipment. The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025. The decrease in the balance of net investment in lease was a result of the termination of a sales-type leases totaling $1.4 million and $3.2 million of lease payments collected from equipment leasing customers, partially offset by $1.0 million in interest income earned.

Other current assets, net

Other current assets, net were $24.6 million and $21.3 million as of September 30, 2026 and December 31, 2025, respectively. The $3.3 million increase was primarily due to increases of $4.6 million in receivables from third parties, $2.6 million in funds held in escrow, and $0.2 million in deferred contract costs, partially offset by decreases of $2.7 million in prepayments to third parties and $1.2 million in prepaid consulting services. The net increase of $0.2 million in deferred contract costs reflected a $1.2 million reclassification of the current portion from other non-current assets, partially offset by a $1.0 million decrease related to an advisory services agreement, which was amortized and subsequently written off upon termination of the related agreement with a cloud services customer.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2025, the balance as of September 30, 2026 increased by $105.7 million, mainly due to prepayments of $185.9 million for property and equipment, offset by the reclassification of $80.2 million to property and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of September 30, 2026, the Cloud service equipment had a net book value, including CIP, of $105.9 million. As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value, including CIP, of $124.0 million. Compared with December 31, 2025, the balance as of September 30, 2026 decreased by $18.1 million, mainly due to the sale of H200 servers with carrying value of $23.8 million as well as the one-time write-off due to the discontinuation of the internally developed software operations in the amount of $5.0 million.

As of September 30, 2026, the Colocation service equipment had a net book value, including CIP, of $640.8 million. As of December 31, 2025, the Colocation service equipment had a net book value, including CIP, of $212.6 million. Compared with December 31, 2025, the balance as of September 30, 2026 increased by $428.2 million, mainly due to $409.3 million of development costs for the construction of NC-1 facility, $1.1 million of development costs for the MTL-2 facility, $18.2 million for the acquisition of the MTL-3 property as well as infrastructure, CIP and building improvement costs incurred of $4.7 million for MTL-3 in Saint-Jerome and of $2.2 million for MTL-1 in Montreal, in part, by an increase in accumulated depreciation of $3.3 million as well as a foreign-exchange impact of $4 million.

Operating and finance lease right-of-use assets and lease liabilities

As of September 30, 2026, our operating and finance right-of-use assets and lease liabilities were $68.4 million and $69.3 million, respectively. As of December 31, 2025, the Company’s operating and finance right-of-use assets and lease liabilities were $24.2 million and $23.4 million, respectively.

The increase in right-of-use assets of $44.2 million was due to addition of $63.3 million for operating leases, partially offset by the amortization of the right-of-use assets totaling $6.3 million for the nine months ended September 30, 2026 and the reduction of $12.6M resulting from the Company’s acquisition of the underlying leased assets under its existing finance lease, which was reclassified to property and equipment.

The increase in lease liabilities of $45.9 million was primarily due to the addition of $63.3 million for operating leases, partially offset by lease payments totaling $16.6 million for the nine months ended September 30, 2026.

Other non-current assets, net

Other non-current assets, net were $35.4 million as of September 30, 2026, compared to $23.8 million as of December 31, 2025, an increase of $11.6 million. The increase was primarily due to a $1.3 million increase in deferred financing costs, $10.2 million increase in deposits for a new data center colocation agreement, and $0.8 million increase in prepayment to third parties, partially offset by a $1.2 million decrease in deferred contract costs which was reclassified to current.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation to the Enovum acquisition. As of September 30, 2026 and December 31, 2025, the Company recorded goodwill in the amount of $19.5 million and $20.1 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 13. Goodwill and Intangible Assets for further information. As of September 30, 2026 and December 31, 2025, the total balance of intangible assets was $11.9 million and $12.8 million, respectively, with the decrease relating to amortization during the period.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2025, the balance of accounts payable increased by $0.4 million in the nine months ended September 30, 2026, largely due to a one-time amount due upon finalizing a termination agreement with a GPU servers leasing partner in the current year, and timing of unpaid bills for our cloud services in the nine months ended September 30, 2026.

Deferred revenue

As of September 30, 2026, the Company’s current and non-current portion of deferred revenue was $54.6 million and $251.4 million, respectively, compared to $8.0 million and $71.6 million, respectively, as of December 31, 2025. The increase in deferred revenue of $226.5 million reflects $229.4 million prepayments from customers for cloud services and data center services to be rendered in the future, partially offset by the recognition of $2.9 million in revenue related to the successful fulfillment of performance obligations from our cloud services and data center services as well as a decrease due to net settlement of receivables and liabilities with a customer upon contract termination.

Other payables and accrued liabilities

Other payables and accrued liabilities were $68.1 million as of September 30, 2026, compared to $48.3 million as of December 31, 2025, an increase of $19.8 million. The increase was primarily due to an increase in payables of $6.6 million which primarily related to the NC-1 facility. The balance also includes approximately $1.1 million of accrued issuance costs for the 2032 Notes, $0.8 million accrued expenses for lender’s counsel fees in connection with financing arrangements, an increase in deferred share-based compensation liability of $5.5 million, accrued liabilities for non-fixed assets of $3.9 million, interest payable of $2.5 million and fixed asset payables of $0.6 million. These increases were partially offset by a decrease in commissions payable of $1.6 million following the write-off relating to the termination agreement of one of our customers, a decrease relating to bonus payable of $0.9 million and a decrease in short-term customer deposits of $0.6 million.

Short-term and long-term debt, net

Short-term and long-term debt, net consists of amounts borrowed under several credit facilities entered into by the Company and its subsidiaries during the nine months ended September 30, 2026, including term loan facilities and a Delayed Draw Term Loan Facility used to finance the Company’s operations.

As of September 30, 2026 and December 31, 2025, the total balance of our short-term and long-term debt, net was $72.5 million and $nil, respectively, with the change attributable to proceeds drawn under the new facilities during the period, net of related debt issuance costs, discounts, and repayments of principal. Refer to Note 10. Debt, for more information.

Convertible notes payable, net

The convertible notes payable relates to the purchase agreements entered into by the Company in connection with the issuance of its 2031 and 2032 Notes. In January 2026, the Company issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, and in August 2026, the Company issued $310.0 million aggregate principal amount of 5.00% convertible senior notes due 2032. In August 2026, $198.15 million aggregate principal amount of the 2031 Notes was settled in privately negotiated transactions related to the issuance of the 2032 Notes.

As of September 30, 2026 and December 31, 2025, the net carrying amount of the Company’s convertible notes payable was $330.1 million and $nil, respectively. Refer to Note 10. Debt, for more information.

Other long-term liabilities

As of September 30, 2026 and December 31, 2025, the Company’s other long-term liabilities were $6.3 million and $nil, respectively. The increase of $6.3 million was primarily attributable to long-term customer deposits.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for the three months ended and nine months ended September 30, 2026 and 2025 are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of non-GAAP (loss) income from operations:
Net loss	$(101,435)	$(15,754)	$(128,453)	$(23,159)
Depreciation and amortization expenses	8,077	6,371	21,085	15,342
Interest expense - third parties	6,426	-	12,999	-
Interest expense - related parties	3,987	-	5,425	-
Income tax (benefit) expense	(1,769)	67	(1,435)	1,107
EBITDA	(84,714)	(9,316)	(90,379)	(6,710)

Adjustments:
Induced conversion expense	80,767	-	80,767	-
Impairment of capitalized software assets	-	-	5,006	-
Net loss (gain) from disposal of property, plant and equipment	-	338	(1,822)	338
Share-based compensation expenses	3,923	11,255	14,940	17,876
Adjusted EBITDA	$(24)	$2,277	$8,512	$11,504

Liquidity and capital resources

As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $138.5 million, and accounts receivable, net of $39.8 million.

Working capital is the difference between the Company’s current assets and current liabilities. As of September 30, 2026, we had working capital of $28.1 million as compared with working capital of $85.2 million as of December 31, 2025.

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

In August 2026, we issued $310.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2032 (the “2032 Notes”), consisting of an initial issuance of $270.0 million and an additional $40.0 million issued pursuant to the initial purchasers’ exercise of their overallotment option. The 2032 Notes mature on September 1, 2032, unless earlier converted, redeemed or repurchased in accordance with their terms.

Concurrently with the pricing of the 2032 Notes offering, we entered into privately negotiated transactions with certain holders of the 2031 Notes to convert or repurchase approximately $198.2 million aggregate principal amount of the outstanding 2031 Notes. The transactions were completed on August 21, 2026, through a combination of cash payments and the issuance of approximately 6.3 million ordinary shares. In connection with these transactions, we recognized an induced conversion expense of approximately $80.8 million during the three months ended September 30, 2026.

The 2031 Notes bear interest at 4.50% per annum, payable semiannually in arrears on February 1 and August 1, and mature on February 1, 2031. The 2032 Notes bear interest at 5.00% per annum and mature on September 1, 2032. Based on the principal amounts outstanding as of September 30, 2026, the combined annual contractual cash interest obligation is approximately $16.9 million, excluding amortization of debt issuance costs and any additional interest payable under the indentures.

The issuance of the 2032 Notes increased our outstanding indebtedness and provided additional financing to support our capital requirements and planned development activities. The partial conversion and repurchase of the 2031 Notes reduced the outstanding principal of those notes and resulted in the recognition of a significant noncash and cash-related induced conversion expense. The transactions also affect our future interest obligations, liquidity requirements and potential dilution from conversion of the outstanding notes.

As of September 30, 2026, approximately $31.9 million aggregate principal amount of the 2031 Notes and $310.0 million aggregate principal amount of the 2032 Notes remained outstanding.

Iceland facility agreement

WhiteFiber Iceland ehf., a subsidiary of the Company, entered into a secured term loan facility with Landsbankinn hf. in March 2026, providing up to $20.0 million of available borrowings. The Facility bears interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum and has an initial two-year term, extendable up to four years. The loan is guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc.

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. On April 24, 2026, the Company drew down $18.0 million under the Facility. On September 11, 2026, the Company drew down $2.0 million, which was the remaining commitment available under the Facility. As of September 30, 2026, $17.8 million was outstanding under the Facility, net of $2.25 million of the principal repayments, with an average effective interest rate of 10.35%, which includes an average stated interest rate of 7.94%. The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

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

The Delayed Draw Term Loan Facility bears interest at an initial rate of 9.5% per annum, subject to a step-down upon completion of certain development and leasing milestones at the NC-1 facility, and includes a MOIC Amount payable at maturity. On May 26, 2026, the Company drew down $50.0 million in two tranches ($20.0 million and $30.0 million) at an original issue discount of 3%, with each tranche maturing in 90 days (extendable by 30 days by mutual agreement). Concurrent with funding, the $20.0 million tranche was assigned by Bit Digital to B. Riley Securities, Inc. These tranches were each repaid in full as of September 30, 2026. On July 27, 2026 and July 31, 2026, the Company drew down an additional $20.0 million and $10.0 million, respectively, each with a 180-day maturity, extendable by mutual agreement of the parties. The Delayed Draw Term Loan Facility provides the Company with near-term capital while it pursues longer-term permanent financing. As of September 30, 2026, the Delayed Draw Term Loan Facility had a net carrying value of $29.4 million and accreted MOIC of $0.6 million. It had an average effective interest rate of 25.7% which exceeded the contractual interest rate due to the inclusion of the contractual MOIC payment.

On October 27, 2026, the Company received an additional $70.0 million advance under its existing Delayed Draw Term Loan Facility and Security Agreement, dated May 20, 2026. The additional borrowing has a maturity of 116 days from the funding date, subject to extension by mutual agreement of the parties in accordance with the terms of the agreement. The additional borrowing provides the Company with financing to support its liquidity requirements.

NC-1 Project Financing Update

On November 9, 2026, our subsidiaries entered into the NC-1 Credit Agreement, providing $300.0 million of term loan commitments as described in Note 19, “Subsequent Events.” No loans had been funded as of the date of this report, and funding remains subject to project-readiness, customer-acceptance and other conditions. If funded, proceeds may be used for permitted purposes, subject to the terms and conditions of the NC-1 Credit Agreement. There can be no assurance that funding will occur within the applicable commitment periods or at all.

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

Cash flows

	For The Nine Months Ended September 30,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$211,312	$(23,759)
Net Cash Used in Investing Activity	(523,722)	(145,468)
Net Cash Provided by Financing Activity	342,114	324,077
Net increase in cash, cash equivalents and restricted cash	29,704	154,850
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(446)	(32)
Cash, cash equivalents and restricted cash, beginning of period	118,298	15,405
Cash, cash equivalents and restricted cash, end of period	$147,556	$170,223

Operating Activity

Net cash provided by operating activities was $211.3 million for the nine months ended September 30, 2026, derived mainly from (i) a net loss of $128.5 million for the nine months ended September 30, 2026 adjusted for depreciation and amortization expenses of property and equipment of $21.1 million, amortization of discount on convertible note issued of $0.8 million, induced conversion expense of $80.8 million, amortization of discount on our third parties and related parties debt of $2.5 million, share-based compensation of $14.9 million, impairment of capitalized software assets of $5.0 million, gain from disposal of property, plant, and equipment of $1.8 million, gain from net investment in lease of $0.7 million and current expected credit losses of $2.7 million and a (ii) net changes in our operating assets and liabilities, principally comprising of an increase to other assets of $15.0 million, a decrease in right-of-use assets of $6.4 million, an increase in deferred revenue of $226.5 million, a decrease in lease liabilities of $4.7 million, an increase in accounts receivable of $18.6 million, a decrease in net investment in lease of $3.6 million, an increase in accounts payable of $0.5 million, an increase of income tax payable of $0.5 million, an increase in other payables and accrued liabilities of $7.1 million, an increase of other long-term liabilities of $6.3 million, a decrease in deferred tax liabilities of $2.5 million, and an increase in amounts due to related parties of $4.5 million. The increase in deferred revenue was primarily attributable to customer prepayments received from future services, which was the primary driver of operating cash flow.

Net cash used in operating activities was $23.8 million for the nine months ended September 30, 2025, derived mainly from (i) a net loss of $23.2 million for the nine months ended September 30, 2025 adjusted for depreciation expenses of property and equipment of $15.3 million and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in deferred revenue of $23.0 million, a decrease in other current assets of $3.6 million, an increase in accounts receivable of $12.2 million, an increase in accounts payable of $3.0 million, a decrease in other long-term liabilities of $0.6 million, a decrease in net investment in lease of $2.3 million, a decrease in lease liability of $3.4 million, and an increase in deferred tax liability of $1.1 million.

Investing Activity

Net cash used in investing activity was $523.7 million for the nine months ended September 30, 2026, attributable to purchases of and deposits made for property, plant, and equipment of $549.8 million, partially offset by proceeds from disposal of property, plant and equipment of $26.1 million.

Net cash used in investing activity was $145.5 million for the nine months ended September 30, 2025, attributable to purchases of and deposits made for property, plant, and equipment of $146.5 million, partially offset by proceeds from disposal of property, plant and equipment of $1.0 million.

Financing Activity

Net cash provided by financing activity was $342.1 million for the nine months ended September 30, 2026, attributable to net proceeds from issuance of convertible debt of $522.7 million, net proceeds from issuance of debt – third parties of $64.2 million, net proceeds from issuance of debt – related parties of $58.1 million, partially offset by purchase of zero-strike call option of $120.0 million, repayment of debt – third parties of $22.3 million, repayment of debt – related parties of $30.0 million, repayment of convertible notes in note exchange transaction of $118.0 million and repayment of finance lease liabilities of $12.6 million.

Net cash provided by financing activity was $324.1 million for the nine months ended September 30, 2025, attributable to net transfers from parent of $157.4 million, $144.5 million proceeds from issuance of ordinary shares at initial public offering and $22.2 million proceeds from issuance of ordinary shares at the exercise of the over-allotment option.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under this Item is not required for this interim reporting period pursuant to Item 305 of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the related notes, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in our Annual Report and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. The following risk factor supplements the risk factors previously disclosed in our Annual Report and subsequent Quarterly Reports on Form 10-Q and should be read together with those disclosures.

Increased scrutiny of data center development and changes in governmental or utility policies could delay or restrict our expansion, limit power availability and increase our costs.

Our ability to develop, retrofit, expand and operate our data centers depends on obtaining and maintaining governmental and utility approvals and securing sufficient power and related infrastructure on commercially acceptable terms. Concerns about electricity affordability, grid reliability, water consumption, noise, emissions and land use could lead federal, state, provincial and local authorities, regulators and utilities in the United States and Canada to impose additional requirements or restrictions on data centers and the infrastructure needed to serve them. Changes in political leadership or governmental priorities could intensify this scrutiny or result in changes in applicable laws, policies, regulatory interpretation or enforcement.

These developments could delay or prevent permitting, interconnection or approval of generation, transmission, distribution or other utility infrastructure, limit additional power allocations, impose development moratoria or require data center customers to bear a greater share of infrastructure costs. Such requirements or restrictions could affect retrofits, expansions and subsequent development phases, including at sites we have acquired, projects for which we have incurred substantial expenditures or facilities for which we have obtained initial approvals. Our planned expansion at NC-1 and development of our recently acquired Yadkinville properties in North Carolina depend in part on additional power availability and related infrastructure. Existing power arrangements, site approvals or the commencement of operations at a facility do not assure that additional capacity will be available for future phases on the terms or schedule we anticipate.

Approval or power availability delays and additional requirements could require project redesigns, mitigation measures or further capital contributions, postpone revenue generation, increase construction and financing costs and impair our ability to meet customer commitments. Although certain electricity and operating costs may be passed through to customers under our agreements, we may be unable to recover all additional development, infrastructure or other costs, recover our investment or achieve expected returns. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

2031 Convertible Senior Notes

On January 26, 2026, we completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “2031 Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The 2031 Notes are general senior unsecured obligations of the Company. The 2031 Notes were issued pursuant to an Indenture, dated January 26, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2031 Notes will mature on February 1, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased. The 2031 Notes will bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. Holders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its Ordinary Shares, or a combination of cash and Ordinary Shares, at the Company’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1 thousand principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.5% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture. In August 2026, we settled $198.15 million aggregate principal amount of the 2031 Notes in privately negotiated transactions, as described below. Following settlement, $31.85 million aggregate principal amount of the 2031 Notes remained outstanding.

On February 6, 2029 or if the Company undergoes a “Fundamental Change” (as defined in the Indenture), in each case subject to certain conditions and except as set forth in the Indenture, noteholders may require the Company to repurchase for cash all or any portion of their 2031 Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

The Company may not redeem the 2031 Notes prior to February 6, 2029, except in connection with certain tax-related events as described below. The Company may redeem for cash all or any portion of the 2031 Notes, at our option, on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price for the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of optional redemption. However, the Company may not redeem less than all of the outstanding 2031 Notes at its option unless at least $75.0 million aggregate principal amount of 2031 Notes are outstanding and not called for optional redemption as of the time it sends the related notice of optional redemption (and after giving effect to the delivery of such notice of optional redemption). The Company may also redeem for cash, in whole but not in part, the 2031 Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations of a relevant taxing jurisdiction (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

2032 Convertible Senior Notes

On August 21, 2026, we completed a private offering of $310.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2032 (the “2032 Notes”), including $40.0 million aggregate principal amount issued upon the exercise in full of the initial purchasers’ option to purchase additional notes. The 2032 Notes are general senior unsecured obligations of the Company and rank equally in right of payment with the 2031 Notes. The 2032 Notes were issued pursuant to an Indenture, dated August 21, 2026 (the “2032 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2032 Notes will mature on September 1, 2032, unless earlier converted, redeemed or repurchased. The 2032 Notes bear interest at a rate of 5.00% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2027. The net proceeds from the offering, after deducting the initial purchasers’ discounts and offering expenses, were approximately $298.5 million. We used approximately $118.5 million of the net proceeds to pay the cash consideration including accrued and unpaid interest for the concurrent note exchange transactions described below, and we intend to use the remaining net proceeds primarily for data center expansion, including related property, construction, energy service agreements and equipment (including GPU servers), and for working capital and general corporate purposes.

Holders may convert their 2032 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, our ordinary shares, or a combination of cash and ordinary shares, at our election, in the manner and subject to the terms and conditions set forth in the 2032 Indenture. The conversion rate is initially 29.5530 ordinary shares per $1,000 principal amount of the 2032 Notes (equivalent to an initial conversion price of approximately $33.84 per ordinary share). The conversion rate is subject to customary adjustments upon the occurrence of certain events, and, following certain corporate events or our delivery of a notice of redemption, the conversion rate will be increased in certain circumstances for holders who elect to convert in connection with such events, as described in the 2032 Indenture.

On September 6, 2030, or if the Company undergoes a “Fundamental Change” (as defined in the 2032 Indenture), in each case, subject to certain conditions and except as set forth in the 2032 Indenture, noteholders may require the Company to repurchase for cash all or any portion of their 2032 Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

The Company may not redeem the 2032 Notes prior to September 6, 2030, except in connection with certain tax law changes described below. The Company may redeem for cash all or any portion of the 2032 Notes, at our option, on or after September 6, 2030 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price for the 2032 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of optional redemption. However, the Company may not redeem less than all of the outstanding 2032 Notes at its option unless at least $75.0 million aggregate principal amount of 2032 Notes are outstanding and not called for optional redemption as of the time it sends the related notice of optional redemption (and after giving effect to the delivery of such notice). The Company may also redeem for cash, in whole but not in part, the 2032 Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations of a relevant taxing jurisdiction (as defined in the 2032 Indenture). The redemption price is equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Partial Repurchase of 2031 Notes

On August 18, 2026, we entered into privately negotiated agreements with certain holders of the 2031 Notes to repurchase $198.15 million aggregate principal amount of the 2031 Notes in exchange for cash and ordinary shares. The transactions settled on August 21, 2026, and we paid approximately $118.5 million in cash, including approximately $0.5 million of accrued interest, and issued 6,271,534 ordinary shares. We accounted for the transactions as induced conversions under ASC 470-20, including the amendments in ASU 2024-04, and recognized induced conversion expense of approximately $80.8 million for the three and nine months ended September 30, 2026. Following settlement, $31.85 million aggregate principal amount of the 2031 Notes remained outstanding.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
3.1	Certificate of Incorporation,as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-288650), filed on July 11, 2025).

3.2	Amended and Restated Memorandum and Articles of Association of WhiteFiber, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2025).

4.1	Indenture, dated January 26, 2026, between WhiteFiber, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 26, 2026).

4.2	Form of Global Note representing WhiteFiber, Inc.’s 4.500% Convertible Senior Notes due 2031 (included within Exhibit 4.1).

4.3	Real Estate Purchase Agreement and Sale Agreement, dated August 16, 2026, between Enovum Data Centers Corp. and Unifi Manufacturing, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on August 26, 2026).

4.4	Indenture, dated August 21, 2026, between WhiteFiber, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2026).

10.1	Delayed Draw Term Loan Facility and Security Agreement effective May 20, 2026, by and among Enovum NC-1 Venture, LLC, Bit Digital Capital, Inc. and White Fiber Operating Partnership LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 27, 2026).

10.2†

Syndicated RBC Credit Facility Agreement, dated as of July 6, 2026, by and among Enovum Data Centers Corp., as Borrower, the Guarantors party thereto, the Lenders party thereto, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed August 12, 2026).

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

WhiteFiber, Inc.

Date: November 10, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Justin Zhu
Justin Zhu
Chief Financial Officer
(Principal Financial Officer)